Form 10-Q
period 2021-09-30
Artemis Strategic Investment Corp
filed 2021-10-22
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40855

ARTEMIS STRATEGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-2533565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 East Corona Avenue Phoenix, Arizona 85040
(Address of Principal Executive Offices, including zip code)

(602) 346-0329
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ARTEU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ARTE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	ARTEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of October 22, 2021, 20,125,000 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
ASSETS
Current assets
Cash	$19,786
Prepaid expenses	501,485
Total Current Assets	521,271

Deferred Offering Costs	521,918
Total Assets	$1,043,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued offering costs	$866,486
Promissory note – related party	162,892
Total Current Liabilities	1,029,378

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	24,497
Accumulated deficit	(11,189)
Total Stockholders’ Equity	13,811
Total Liabilities and Stockholders’ Equity	$1,043,189

(1)	Includes up to 656,250 Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the Period
	For the Three Months	from January 4, 2021
	Ended	(Inception) Through
	September 30, 2021	September 30, 2021
Formation and general and administrative expenses	$495	11,189
Net loss	$(495)	(11,189)

Weighted average shares outstanding, basic & diluted (1)	4,375,000	4,375,000
Basic and diluted income per Common Share	$(0.00)	(0.00)

(1)	Excludes up to 656,250 Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1) (2)	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(10,694)	(10,694)
Balance – June 30, 2021 (unaudited)	5,031,250	503	24,497	(10,694)	14,306
Net loss	—	—	—	(495)	(495)
Balance — September 30, 2021 (unaudited)	5,031,250	$503	$24,497	$(11,189)	$13,811

(1)	Includes up to 656,250 Class B Common Stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	The share and per share amounts have been retroactively restated to reflect a stock split of one and one-sixth of issued and outstanding shares of Class B Common Stock in March 2021 resulting in an aggregate of 5,031,250 shares issued and outstanding.

The accompanying notes are an integral part of the financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Period from
January 4, 2021
(Inception) Through
September 30, 2021
(Unaudited)
Cash flows from operating activities:
Net loss	$(11,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor in exchange for issuance of Class B Common Stock	1,596
Formation and operating costs paid by promissory note	498
Adjustments to operating assets and liabilities:
Increase in prepaid expenses and other current assets	(1,485)
Net cash used in operating activities	(10,580)

Cash flows from financing activities:
Proceeds from promissory note – related party	100,000
Proceeds received in advance for sale of Class B common stock	1,500
Payments for offering costs	(71,134)
Net cash provided by financing activities	30,366

Net change in cash	19,786
Cash at beginning of period	—
Cash at end of period	$19,786

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued expenses	$364,986
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Common Stock	23,404
Deferred offering costs paid by promissory note	62,394

The accompanying notes are an integral part of the financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Artemis Strategic Investment Corporation (the “Company”) is a blank check company incorporated as a Delaware corporation on January 4, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period January 4, 2021 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2021. On October 4, 2021, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including the issuance 2,625,000 Units as a result of the underwriters' exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $201,250,000, which is described in Note 3.

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, Artemis Sponsor, LLC (the “Sponsor”) or the Company’s officers, directors, and certain members of the Company’s management purchased an aggregate of 13,020,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $130,200,000. In addition and as part of the Initial Public Offering, certain entities affiliated with the Sponsor (as defined below), purchase an aggregate of 2,732,500 Units at an offering price of $10.00 per Unit, generating gross proceeds of $27,325,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant in a private placement to the Sponsor, generating gross proceeds of $8,000,000, which is described in Note 4. The Company also consummated the sale of 2,000,000 warrants (the “Anchor Investor Warrants”, together with the Sponsor Warrants, the “Private Placement Warrants”) at a price of $1.00 per Anchor Investor Warrant in a private placement to certain Institutional Anchor Investors, generating gross proceeds of $2,000,000.

Simultaneously with the closing the Initial Public Offering, the Sponsor forfeited 1,618,434 shares of Class B common stock (“Founder Shares”) and the Company issued 1,618,434 Founder Shares to certain Institutional Anchor Investors at the original purchase price of $0.006 per share. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment as provided in the Company’s final prospectus, as filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2021 (“Final Prospectus”).

Transaction costs amounted to $25,122,384, consisting of $3,825,000 of underwriting fees, $6,693,000 of deferred underwriting fees, $13,811,716 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $591,918 of other offering costs. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,157,628 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $638,798 were expensed to the statement of operations and included in transaction costs attributable to warrant liabilities.

Following the closing of the Initial Public Offering, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company's stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to effect a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company will be required to seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company conducts redemptions of the Public Shares in connection with a Business Combination pursuant to the proxy solicitation rules in conjunction with a stockholder meeting instead of pursuant to the tender offer rules, the Company’s third amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company is unable to conduct redemptions pursuant to the proxy solicitation rules as described above, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor, officers, directors, anchor investors, and advisors have agreed (a) to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company is unable to conduct redemptions pursuant to the proxy solicitation rules) or a vote to amend the provisions of the Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and our officers, directors and advisors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering, if the Company has executed a definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit $10.20.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor's only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company's officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The anchor investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation in a manner that would affect the substance or timing of the Company's obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), see Note 5.

Subsequent to September 30, 2021, the Company closed its Initial Public Offering, generating sufficient cash to meet its obligations as they become due within one year after the date that the financial statement is issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 1, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 8, 2021. The interim results for the period January 4, 2021 (inception) through September 30, 2021 and the three month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the period at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $23,944,592 were charged to stockholders’ equity upon the completion of the Initial Public Offering on October 4, 2021. As of September 30, 2021, there were $521,918 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2021, the Company's deferred tax assets are deemed to be de minimus.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common share issued and outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate 656,250 Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Warrant Liabilities

The Company will account for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of any warrants. At that time, the portion of the warrant liability related to the warrants will be reclassified to additional paid-in capital.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units, including the 2,625,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Public Share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 8,000,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $8,000,000 to the Company. Substantially concurrently with the sale of the

Private Placement, the Sponsor sold an aggregate of 2,000,000 Private Placement Warrants to certain Institutional Anchor Investors for at a price of $1.00 per warrant, generating total proceeds of $2,000,000 to the Company.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 5, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company with a value of $25,000. On March 16, 2021, the Company effected a stock split of the Founder Shares, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. All share and per share amounts have been retroactively restated to reflect the stock split. Simultaneously with the closing the Initial Public Offering, the Sponsor forfeited 1,618,434 Founder Shares and the Company issued 1,618,434 Founder Shares to certain Institutional Anchor Investors at the original purchase price of $0.006 per share.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Public Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Public Shares for cash, securities or other property.

In connection with the closing of the Initial Public Offering the Sponsor sold an aggregate of 1,618,434 Founder Shares to the anchor investors at their original purchase price. The Company estimated the aggregate fair value of these Founder Shares attributable to the anchor investors to be $13,793,426, or $8.54 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.

Promissory Note — Related Party

On January 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of January 5, 2023 or the completion of the Initial Public Offering. As of September 30, 2021, there was $162,892 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $162,892 was repaid at the closing of the Initial Public Offering and is no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Subsequent to September 30, 2021, the Company paid $10,000 in accordance with the terms of the agreement.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Public Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, excluding an affiliated entity with the Sponsor that purchased 1,000,000 Units, or $6,693,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At September 30, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock, $0.0001 par value per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 Class B common stock, $0.0001 par value per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021, there was 5,031,250 Class B common Stock issued and outstanding.

Simultaneously with the Closing the Initial Public Offering on October 4, 2021, the Sponsor forfeited 1,618,434 Founder Shares and issued 1,618,434 Founder Shares to certain Institutional Anchor Investors at the original purchase price of $0.006 per share. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Final Prospectus.

Holders of the Class A common stock and holders of the Founder Shares will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law or stock exchange rule; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Founder Shares may remove a member of the board of directors for any reason.

The Founder Shares will automatically convert into Class A common stock at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of all shares of Class A common stock issued in the Offering (including any shares of Class A common stock issued pursuant to the underwriters’ over-allotment option) plus (ii) the sum of (i) all shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued in connection with or in relation to the consummation of a Business Combination (including any Class A common stock issued pursuant to a forward purchase agreement), excluding any Class A common stock or equity-linked securities or rights issued, or to be issued, to any seller in a Business Combination, any Private Placement Warrants issued to the Sponsor, or an affiliate of the Sponsor, or any member of management team upon conversion of Working Capital Loans and any warrants issued pursuant to a forward purchase agreement, minus (ii) the number of shares of Class A common stock redeemed in connection with a Business Combination, provided that such conversion of shares of Founder Shares shall never be less than one-to-one.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated events that have occurred up to the date the unaudited condensed financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Artemis Strategic Investment Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Artemis Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-253092) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on January 4, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 4, 2021 (inception) through September 30, 2021, we had net loss of $11,189, which consisted of formation and operating costs.

For the three months ended September 30, 2021, we had a net loss of $495, which consisted of operating costs.

Liquidity and Capital Resources

On October 4, 2021, we consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 Sponsor Warrants at a price of $1.00 per Sponsor Warrant in a private placement to the Sponsor, generating gross proceeds of $8,000,000, which is described in Note 4. The Company also consummated the sale of 2,000,000 Anchor Investor Warrants at a price of $1.00 per Anchor Investor Warrant in a private placement to certain Institutional Anchor Investors, generating gross proceeds of $2,000,000.

Following the closing of the Initial Public Offering on October 4, 2021, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account. We incurred transaction costs totaling $25,122,384, consisting of $3,825,000 of underwriting fees, $6,693,000 of deferred underwriting fees, $13,811,716 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $591,918 of other offering costs.

During the period ended September 30, 2021, our only source of funding was proceeds from a related party promissory note of $100,000 which was used to pay deferred offering costs, $62,394 of deferred offering costs paid by Sponsor under the promissory note and $23,404 of deferred offering costs paid by Sponsor in exchange for issuance of Founders Shares.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per share, or $6,693,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 4, 2021, we consummated the Initial Public Offering of 20,125,000 Units, including the issuance of 2,625,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $201,250,000. Barclays Capital Inc. and BMO Capital Markets Corp. acted as the joint-book running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253092). The Securities and Exchange Commission declared the registration statement effective on September 29, 2021.

Simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale of an aggregate of 10,000,000 Private Placement Warrants to the Sponsor and certain of the anchor investors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $10,000,000. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, a total of $205,275,000, comprised of $197,425,000 of the proceeds from the Initial Public Offering (which amount includes $6,693,000 of the underwriters’ deferred discount) and $7,850,000 of the proceeds of the sale of the Private Placement Warrants, was placed in the Trust Account.

We paid a total of $3,825,000 in underwriting discounts and commissions and $591,918 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $6,693,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

Date: October 22, 2021	/s/ Holly Gagnon
	Name:	Holly Gagnon
	Title:	Co-Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Thomas Granite
	Name:	Thomas Granite
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)