Form 10-Q
period 2022-03-31
Artemis Strategic Investment Corp
filed 2022-05-03
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, 20,125,000 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$634,135	$953,329
Prepaid expenses	412,595	450,708
Total Current Assets	1,046,730	1,404,037

Investments held in Trust Account	205,319,787	205,284,883
Total Assets	$206,366,517	$206,688,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,311,714	$396,587
Total Current Liabilities	4,311,714	396,587

Derivative warrant liabilities	$6,873,412	$9,856,706
Deferred underwriting fee payable	6,693,750	6,693,750
Total Liabilities	17,878,876	16,947,043

Commitments and Contingencies

Class A common stock; 20,125,000 shares subject to possible redemption at $10.20 per share	205,275,000	205,275,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(16,787,862)	(15,533,626)
Total Stockholders’ Deficit	(16,787,359)	(15,533,123)
Total Liabilities and Stockholders’ Deficit	$206,366,517	$206,688,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022

AND THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) TO MARCH 31, 2021

(Unaudited)

		For the Period
	For the Three Months	from January 4, 2021
	Ended	(Inception) Through
	March 31, 2022	March 31, 2021
Formation and general and administrative expenses	$4,272,433	$1,596
Loss from operations	(4,272,433)	(1,596)

Other income
Interest earned on investments held in trust account	34,903	—
Change in fair value of warrant liabilities	2,983,294	—
Total other income	3,018,197	—

Net loss	$(1,254,236)	$(1,596)

Weighted average shares of Class A common stock outstanding, basic & diluted	20,125,000	—
Basic and diluted net loss per share, Class A common stock	$(0.05)	$—
Weighted average shares of Class B common stock outstanding, basic & diluted	5,031,250	5,031,250
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022 AND

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(1,596)	(1,596)
Balance – March 31, 2021 (unaudited)	5,031,250	$503	$24,497	$(1,596)	$23,404

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)
Net loss	—	—	—	(1,254,236)	(1,254,236)
Balance – March 31, 2022 (unaudited)	5,031,250	$503	$—	$(16,787,862)	$(16,787,359)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022

AND THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) TO MARCH 31, 2021

(Unaudited)

		For the Period from
		January 4, 2021
		(Inception)
	Three Months Ended	Through
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(1,254,236)	(1,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust account	(34,903)	—
Change in fair value of warrant liabilities	(2,983,294)	—
Formation and operating costs paid by Sponsor in exchange for issuance of Class B Common Stock	—	1,596
Adjustments to operating assets and liabilities:
Decrease in prepaid expenses	38,111	—
Increase in accounts payable and accrued expenses	3,915,128	—
Net cash used in operating activities	(319,194)	—

Cash flows from financing activities:
Proceeds from promissory note-related party	—	100,000
Payments for offering costs	—	(47,959)
Net cash provided by financing activities	—	52,041

Net change in cash	(319,194)	52,041
Cash at beginning of period	953,329	—
Cash at end of period	$634,135	$52,041

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued expenses	$—	$234,361
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Common Stock	$—	$23,404
Deferred offering costs paid by promissory note	$—	$62,394

The accompanying notes are an integral part of the financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and search for a target business to complete a Business Combination with, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income  from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $25,209,771 consisting of $3,825,000 of underwriting fees, $6,693,750 of deferred underwriting fees, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,020 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,407 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Proposed Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company will be required to seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Proposed Business Combination.

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering, if the Company has executed a definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit $10.20. On March 30, 2022, the Company executed a definitive agreement for a Business Combination, described on the next page, which has extended the mandatory liquidation date to 21 months or July 4, 2023.

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

Proposed Business Combination with Novibet

On March 30, 2022, the Company entered into an agreement and plan of reorganization, with Komisium Limited, a private company limited by shares incorporated under the laws of Cyprus ("Komisium"), Logflex MT Holding Limited, a limited liability company organized under the laws of Malta with company registration number C 77769 and having its registered office at 170, Pater House, Level 1 (Suite A191), Psaila Street, Birkirkara, BKR 9077, Malta and a direct, wholly-owned subsidiary of Komisium ("Novibet"), Novibet PLC, a United Kingdom public limited company, and a direct, wholly-owned subsidiary of Komisium ("PubCo"), and Novibet Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PubCo ("Merger Sub") (as it may be amended, restated, supplemented or otherwise modified from time to time, the "Merger Agreement"). The Merger Agreement and the transactions contemplated thereby (the "Proposed Business Combination") were unanimously approved by the Company’s board of directors on March 28, 2022.

Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement as described in more detail below, including the approval of the Merger Agreement and the transactions contemplated thereby by the Company’s stockholders, Merger Sub will merge with and into the Company with the Company surviving and continuing as a direct, wholly-owned subsidiary of PubCo, and with the stockholders of the Company becoming stockholders of PubCo (the "Merger").

At the effective time of the Merger (the "Effective Time"), (a) each issued and outstanding share of Class B common stock of the Company par value $0.0001 per share (the "Class B Common Stock") will be automatically converted into one share of Class A common stock of the Company par value $0.0001 per share (the "Class A Common Stock") in accordance with the terms of the Company’s Third Amended and Restated Certificate of Incorporation (the "Artemis Charter") and the Sponsor Support Agreement (as defined below), (b) each issued and outstanding share of Class A Common Stock (including the Class A Common Stock issued upon conversion of Class B Common Stock, but not including any shares redeemed by the Company’s public stockholders and certain other excluded the Company shares) will be automatically converted into the right of the holder thereof to receive one PubCo Ordinary Share and (c) each outstanding whole warrant of the Company will be assumed by PubCo and will become exercisable for one PubCo Ordinary Share, on the same terms as the warrants of the Company in accordance with the terms of the Warrant Agreement (as defined below).

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned: (i) by mutual written agreement of the Company and Novibet; (ii) by either the Company or Novibet if the Proposed Business Combination is not consummated by the nine month anniversary of the date of the Merger Agreement, provided, however, that neither party shall have the right to terminate if their action or failure to act has been a principal cause of or principally resulted in the failure of the transactions to occur on or before such date and such action or failure to act constitutes a material breach of the Merger Agreement; (iii) by either the Company or Novibet if a governmental entity of competent jurisdiction has issued an order or taken any action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the consummation of the Proposed Business Combination, which order or other action is final and nonappealable; (iv) by either Novibet or the Company if the approval of the Proposed Business Combination by the Company’s stockholders has not been obtained; (v) by Novibet following a modification in the recommendation of the Company’s board of directors; (vi) by Novibet if the anticipated Gross Closing Proceeds of the Company are less than $50,000,000 and (vii) by Novibet or the Company if the other party has an uncured breach of the Merger Agreement that would result in a failure of the applicable closing conditions. No party will have any liability after the termination of the Merger Agreement, except for intentional fraud or a material and willful breach.

In connection with the execution of the Merger Agreement, the Sponsor, Novibet and the Company entered into a Sponsor Support Agreement, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any business combination proposal other than the Proposed Business Combination or other proposals that would impede or frustrate the Proposed Business Combination, and to not change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Additionally, the Sponsor agreed not to redeem any shares of the Class A Common Stock or Class B Common Stock held by it in connection with the

Proposed Business Combination, and to waive the anti-dilution and conversion price adjustments set forth in the Company’s Charter with respect to its Class B Common Stock.

The closing of the Proposed Business Combination is subject to certain closing conditions and there is no assurance that the Proposed Business Combination will be completed.

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had $634,135 in cash and a working capital deficit of $3,264,985.

The Company's liquidity needs through March 31, 2022, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2022, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete a Business Combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to raise additional capital.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Reporting on Form 10-K as filed with the SEC on January 28, 2022, as well as the Company's Current Report on Form 8-K, as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

All of the 20,125,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Proposed Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, as of March 31, 2022 and December 31, 2021, 20,125,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2022 and December 31, 2021, the Company’s deferred income tax assets are deemed to be de minimus.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, one for each of its Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Net loss is allocated to the Company’s Class A and B common stock based on the relative shares outstanding for each class of common stock compared to the Company’s total shares outstanding. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s basic and diluted loss per share are calculated as follows:

	March 31,	March 31,
	2022	2021
Class A Common Stock
Numerator: Net loss allocable to Class A Common Stock	$(1,003,389)	$—
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	—
Net loss per shares, Class A , basic and diluted	$(0.05)	$—

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$(250,847)	$(1,596)
Denominator: Class B Common Stock, Basic and Diluted	5,031,250	5,031,250
Net loss per shares, Class B, basic and diluted	$(0.05)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

Warrant Liabilities

The Company accounts for warrants for shares of the Company’s Class A common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of any warrants. At that time, the portion of the warrant liabilities related to the warrants will be reclassified to additional paid-in capital.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the  Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $30,000 in accordance with the terms of the agreement, during the three months ended March 31, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or the completion of a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company may call the Public Warrants for redemption:

•in whole and not in part;

•at a price of $0.01 per warrant;

•upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,125,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Fair Value of Public Warrants at Issuance	(5,816,125)
Offering Costs allocated to Class A common stock subject to possible redemption	(10,897,232)
Plus:
Accretion of Class A common stock subject to possible redemption amount	20,738,357
Class A common stock subject to possible redemption	$205,275,000

NOTE 9. STOCKHOLDER'S EQUITY/(DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock, $0.0001 par value per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 20,125,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 Class B common stock, $0.0001 par value per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there was 5,031,250 Class B common Stock issued and outstanding.

Simultaneously with the Closing the Initial Public Offering on October 4, 2021, the Sponsor forfeited 1,618,434 Founder Shares and the Company sold 1,618,434 Founder Shares to certain Institutional Anchor Investors at the original purchase price of $0.006 per share. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Final Prospectus.

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

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2022
Assets:
Investments held in Trust Account	1	$205,319,787
Liabilities:
Warrant liability – Public Warrants	1	$3,447,412
Warrant liability – Private Placement Warrants	2	3,426,000

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$205,284,883
Liabilities:
Warrant liability – Public Warrants	1	$4,943,706
Warrant liability – Private Placement Warrants	2	4,913,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of March 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

NOTE 11. SUBSEQUENT EVENTS

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

Proposed Business Combination with Novibet

On March 30, 2022, Artemis entered into an agreement and plan of reorganization, with Komisium Limited, a private company limited by shares incorporated under the laws of Cyprus (“Komisium”), Logflex MT Holding Limited, a limited liability company organized under the laws of Malta with company registration number C 77769 and having its registered office at 170, Pater House, Level 1 (Suite A191), Psaila Street, Birkirkara, BKR 9077, Malta and a direct, wholly-owned subsidiary of Komisium (“Novibet”), Novibet PLC, a United Kingdom public limited company, and a direct, wholly-owned subsidiary of Komisium (“PubCo”), and Novibet Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PubCo (“Merger Sub”) (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, subject to the satisfaction and waiver of certain conditions set forth therein, among other things, (i) Merger Sub will merge with and into Artemis, with Artemis surviving and continuing as a direct, wholly-owned subsidiary of PubCo, subject to the terms and conditions set forth therein and (ii) Komisium will sell and transfer all issued ordinary shares and other equity interests of Novibet to PubCo in consideration for (a) an amount of cash, which will not exceed $50,000,000, equal to the excess of Gross Closing Proceeds over $100,000,000 (the “Closing Cash Consideration”) and (b) a number of  PubCo Ordinary Shares (“Closing  Share Consideration”) calculated by subtracting the Closing Cash Consideration from $625,000,000, divided by $10.20. In addition to the Closing Cash Consideration and Closing Share Consideration, Komisium may receive a maximum of additional 9,803,921 PubCo Ordinary Shares in earnout consideration (the “Earnout Consideration”) following the Closing if certain earnout targets set forth in the Business Combination Agreement are satisfied.

Novibet is a vertically-integrated online gambling operator offering a full suite of online gaming and sports betting products across desktop and mobile channels. The parties have ascribed Novibet a pre-business combination enterprise value of $625 million. The proposed business combination is expected to close in the second half of 2022, following the fulfillment of the closing conditions set forth in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed business combination, see the Current Report on Form 8-K filed by Artemis on March 30, 2022. Unless specifically statement, this Quarterly Report does not give effect to the proposed business combination and does not detail the risks associated with the proposed business combination. Such risks and effects will be set forth in the Registration Statement on Form F-4 to be filed by PubCo.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying and evaluating a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

During the period from January 4, 2021 (inception) through March 31, 2021, we have neither engaged in any operations nor generated any revenues. Our only activities since inception through March 31, 2021 have been organizational activities and those necessary to prepare for the initial public offering.

For the three months ended March 31, 2022, we had a net loss of $1,254,236, which consisted of $4,272,433 of operating costs, offset by non-cash gains of $2,893,294 related to change in fair value of warrant liabilities and interest income of $34,903.

Liquidity and Going Concern Consideration

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

The Company’s management plans to continue its efforts to complete a Business Combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to raise additional capital.

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

For the three months ended March 31, 2022, cash used in operating activities was $319,194. Net loss of $1,254,236 was affected by non-cash gains of $2,983,294 related to changes in the fair value of warrant liabilities, interest income of $34,903 and changes in operating assets and liabilities.

As of March 31, 2022, we had cash of $634,135 and investments of $205,319,787 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Refer to Note 6 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of our obligations under the Registration Rights Agreement.

Refer to Note 1 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the terms and obligations of the Company under the Business Combination Agreement and the Sponsor Support Agreement entered into on March 30, 2022.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Proposed Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our  Annual Report on Form 10-K final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K final prospectus for the Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

Date: May 3, 2022	/s/ Holly Gagnon
	Name:	Holly Gagnon
	Title:	Co-Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Thomas Granite
	Name:	Thomas Granite
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)