Form 10-Q
period 2022-06-30
Artemis Strategic Investment Corp
filed 2022-07-21
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 15, 2022, 20,125,000 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 4, 2021 to June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 4, 2021 to June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 4, 2021 to June 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$497,072	$953,329
Prepaid expenses	294,983	450,708
Total Current Assets	792,055	1,404,037

Investments held in Trust Account	205,551,462	205,284,883
Total Assets	$206,343,517	$206,688,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,838,953	$396,587
Total Current Liabilities	4,838,953	396,587

Derivative warrant liabilities	$1,805,624	$9,856,706
Deferred underwriting fee payable	7,043,750	6,693,750
Total Liabilities	13,688,327	16,947,043

Commitments and Contingencies

Class A common stock; 20,125,000 shares subject to possible redemption at $10.20 per share	205,275,000	205,275,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(12,620,313)	(15,533,626)
Total Stockholders’ Deficit	(12,619,810)	(15,533,123)
Total Liabilities and Stockholders’ Deficit	$206,343,517	$206,688,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2022

THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

				For the Period
	For the Three	For the Three	For the Six Months	from January 4, 2021
	Months Ended	Months Ended	Ended	(Inception) Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and general and administrative expenses	781,914	9,098	$5,054,348	$10,694
Loss from operations	(781,914)	(9,098)	(5,054,348)	(10,694)

Other income
Interest earned on investments held in trust account	231,675	—	266,579	—
Change in fair value of warrant liabilities	5,067,788	—	8,051,082	—
Total other income	5,299,463	—	8,317,661	—

Net income/(loss)	4,517,549	(9,098)	$3,263,313	$(10,694)

Weighted average shares of Class A common stock outstanding, basic & diluted	20,125,000	—	20,125,000	—
Basic and diluted net income per share, Class A common stock	$0.18	—	$0.13	$—
Weighted average shares of Class B common stock outstanding, basic & diluted	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income/(loss) per share, Class B common stock	$0.18	(0.00)	$0.13	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)
Net loss				(1,254,236)	(1,254,236)
Balance – March 31, 2022 (unaudited)	5,031,250	$503	$—	$(16,787,862)	$(16,787,359)
Accretion of Class A common stock subject to possible redemption amount				(350,000)	(350,000)
Net income				4,517,549	4,517,549
Balance – June 30, 2022 (unaudited)	5,031,250	$503	$—	$(12,620,313)	$(12,619,810)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,031,250	503	24,497		25,000
Net loss				(1,596)	(1,596)
Balance – March 31, 2021 (unaudited)	5,031,250	$503	$24,497	$(1,596)	$23,404
Net loss				(9,098)	(9,098)
Balance – June 30, 2021 (unaudited)	5,031,250	$503	$24,497	$(10,694)	$14,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

		For the Period from
		January 4, 2021
		(Inception)
	Six Months Ended	Through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income/(loss)	$3,263,313	(10,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust account	(266,579)	—
Change in fair value of warrant liabilities	(8,051,082)	—
Formation and operating costs paid by Sponsor in exchange for issuance of Class B Common Stock	—	1,596
Adjustments to operating assets and liabilities:
Decrease in prepaid expenses	155,725	—
Increase in accounts payable and accrued expenses	4,442,366	9,098
Net cash used in operating activities	(456,257)	—

Cash flows from financing activities:
Proceeds from promissory note-related party	—	100,000
Payments for offering costs	—	(71,134)
Net cash provided by financing activities	—	28,866

Net change in cash	(456,257)	28,866
Cash at beginning of period	953,329	—
Cash at end of period	$497,072	$28,866

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued expenses	$—	$226,596
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Common Stock	$—	$23,404
Deferred offering costs paid by promissory note	$—	$62,394
Deferred underwriting commissions in connection with the initial public offering	$350,000	$—

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and search for a target business to complete a Business Combination with, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2021. On October 4, 2021, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including the issuance 2,625,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $201,250,000, which is described in Note 3. As a result, 656,250 shares of Class B common stock(“Founder Shares”) were no longer subject to forfeiture.

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, Artemis Sponsor, LLC (the “Sponsor”) or the Company’s officers, directors, and certain members of the Company’s management purchased an aggregate of 13,020,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $130,200,000. In addition to and as part of the Initial Public Offering, certain entities affiliated with the Sponsor, purchased an aggregate of 2,732,500 Units at an offering price of $10.00 per Unit, generating gross proceeds of $27,325,000.

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

Transaction costs amounted to $25,559,771 consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting fees, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,020 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,407 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company will be required to seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor, officers, directors, anchor investors, and advisors have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the Founder Shares) into cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company is unable to conduct redemptions pursuant to the proxy solicitation rules) or a vote to amend the provisions of the Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and our officers, directors and advisors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

The anchor investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), see Note 5.

Proposed Business Combination with Novibet

On March 30, 2022, the Company entered into an agreement and plan of reorganization, with Komisium Limited, a private company limited by shares incorporated under the laws of Cyprus (“Komisium”), Logflex MT Holding Limited, a limited liability company organized under the laws of Malta with company registration number C 77769 and having its registered office at 170, Pater House, Level 1 (Suite A191), Psaila Street, Birkirkara, BKR 9077, Malta and a direct, wholly-owned subsidiary of Komisium (“Novibet”), Novibet PLC, a United Kingdom public limited company, and a direct, wholly-owned subsidiary of Komisium (“PubCo”), and Novibet Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PubCo (“Merger Sub”) (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”). The Merger Agreement and the transactions contemplated thereby (the “Proposed Business Combination”) were unanimously approved by the Company’s board of directors on March 28, 2022.

Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement as described in more detail below, including the approval of the Merger Agreement and the transactions contemplated thereby by the Company’s stockholders, Merger Sub will merge with and into the Company with the Company surviving and continuing as a direct, wholly-owned subsidiary of PubCo, and with the stockholders of the Company becoming stockholders of PubCo (the “Merger”).

At the effective time of the Merger (the “Effective Time”), (a) each issued and outstanding share of Class B common stock of the Company par value $0.0001 per share (the “Class B Common Stock”) will be automatically converted into one share of Class A common stock of the Company par value $0.0001 per share (the “Class A Common Stock”) in accordance with the terms of the Company’s Certificate of Incorporation and the Sponsor Support Agreement, (b) each issued and outstanding share of Class A Common Stock (including the Class A Common Stock issued upon conversion of Class B Common Stock, but not including any shares redeemed by the Company’s public stockholders and certain other excluded Company shares) will be automatically converted into the right of the holder thereof to receive one PubCo Ordinary Share and (c) each outstanding whole warrant of the Company will be assumed by PubCo and will become exercisable for one PubCo Ordinary Share, on the same terms as the warrants of the Company in accordance with the terms of the Warrant Agreement (as defined below).

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

In connection with the execution of the Merger Agreement, the Sponsor, Novibet and the Company entered into a Sponsor Support Agreement, pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, to vote against any business combination proposal other than the Proposed Business Combination or other proposals that would impede or frustrate the Proposed Business Combination, and to not change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Additionally, the Sponsor agreed not to redeem any shares of the Class A Common Stock or Class B Common Stock held by it in connection with the

Proposed Business Combination, and to waive the anti-dilution and conversion price adjustments set forth in the Certificate of Incorporation with respect to its Class B Common Stock.

The closing of the Proposed Business Combination is subject to certain closing conditions and there is no assurance that the Proposed Business Combination will be completed.

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had $497,072 in cash and a working capital deficit of $4,046,898.

The Company’s liquidity needs through June 30, 2022, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete a Business Combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to raise additional capital.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Reporting on Form 10-K as filed with the SEC on January 28, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of the U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

All of the 20,125,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Proposed Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, as of June 30, 2022 and December 31, 2021, 20,125,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2022 and December 31, 2021, the Company’s net deferred income tax assets are deemed to be de minimus.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income/(Loss) per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, one for each of its Class A and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net Income/(Loss) per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Net Income/(Loss) is allocated to the Company’s Class A and B common stock based on the relative shares outstanding for each class of common stock compared to the Company’s total shares outstanding. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s basic and diluted income/(loss) per share are calculated as follows:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$3,614,039	$—
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	—
Net income per share, Class A , basic and diluted	$0.18	$—

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$903,510	$(9,098)
Denominator: Class B Common Stock, Basic and Diluted	5,031,250	5,031,250
Net income/(loss) per share, Class B, basic and diluted	$0.18	$(0.00)

		For the period from
	Six Months Ended	January 4, 2021 to
	June 30, 2022	June 30, 2021
Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$2,610,650	$—
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	—
Net income per share, Class A , basic and diluted	$0.13	$—

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$652,662	$(10,694)
Denominator: Class B Common Stock, Basic and Diluted	5,031,250	5,031,250
Net income/(loss) per share, Class B, basic and diluted	$0.13	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs amounted to $25,559,771. Of this amount, $13,158,021 was charged to stockholders’ deficit upon the completion of the Initial Public Offering, $10,897,232 was charged to temporary equity, and $1,154,518 was expensed due to allocating certain offering costs to the warrant liabilities. During the three and six months ended June 30, 2022, the Company charged an additional $350,000 of deferred underwring fees to temporary equity.

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

Promissory Note — Related Party

On January 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of January 5, 2023 or the completion of the Initial Public Offering. The outstanding balance under the Note of $162,892 was repaid at the closing of the Initial Public Offering.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $30,000 and $60,000 in accordance with the terms of the agreement, during the three and six months ended June 30, 2022, respectively.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,043,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,125,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Fair Value of Public Warrants at Issuance	(5,816,125)
Offering Costs allocated to Class A common stock subject to possible redemption	(11,247,232)
Plus:
Accretion of Class A common stock subject to possible redemption amount	21,088,357
Class A common stock subject to possible redemption	$205,275,000

NOTE 9. STOCKHOLDER’S EQUITY/(DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A common stock, $0.0001 par value per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 20,125,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 Class B common stock, $0.0001 par value per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there was 5,031,250 Class B common Stock issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2022
Assets:
Investments held in Trust Account	1	$205,551,462
Liabilities:
Warrant liability – Public Warrants	1	$905,624
Warrant liability – Private Placement Warrants	2	900,000

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$205,284,883
Liabilities:
Warrant liability – Public Warrants	1	$4,943,706
Warrant liability – Private Placement Warrants	2	4,913,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of June 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

NOTE 11. SUBSEQUENT EVENTS

On July 14, 2022, Barclays Capital Inc. (“Barclays”) has delivered to the Company a letter (“Barclays Termination Letter”) intended to confirm the termination of the engagement letter, dated March 8, 2022 (the “Barclays Engagement Letter”), by and among Barclays, the Company and the Sponsor, effective as of ten days from the date of the Barclays Termination Letter, by Barclays pursuant to the terms of the Barclays Engagement Letter. All terms, conditions and obligations of the parties pursuant to the Barclays Engagement Letter which are stated to survive termination of the engagement shall survive and remain in full force and effect to the extent provided in the Barclays Engagement Letter; provided, however, that Barclays agreed to permanently waive (i) all fees and expense reimbursements, (ii) Barclays’ right of first refusal to provide certain investment banking and financial advisory services, (iii) all tail fees and (iv) other specified requirements pursuant to the Barclays Engagement Letter. Barclays further waived (i) its portion of any deferred underwriting discount (the “Deferred Discount”) payable pursuant to the underwriting agreement, dated September 29, 2021 (“Underwriting Agreement”), among Barclays, BMO Capital Markets Corp. (“BMO”) and the Company, and (ii) its rights as a third-party beneficiary with respect to the Deferred Discount under the investment management trust agreement, dated as of September 29, 2021 (“Investment Management Trust Agreement”), between the Company and Continental Stock Transfer & Trust Company.

Upon the termination of the Barclays Engagement Letter, Barclays will cease to act for the Company and the Sponsor in connection with the Proposed Business Combination and will not be responsible for any part of any registration statement that Company, the Sponsor, Logflex MT Holding Limited, and/or Novibet (or any of their respective affiliates) has filed or may file in in the future in connection with the Proposed Business Combination or any other potential business combination transaction, including any amendments thereto or documents incorporated therein

On July 19, 2022, BMO Capital Markets Corp. (“BMO”) has delivered to the Company a letter, providing notice to the Company that BMO is irrevocably waiving any entitlement to its portion of the Deferred Discount that accrued from its participation in the Company’s Initial Public Offering, as reflected in the Underwriting Agreement. BMO further waived its rights as a third party beneficiary with respect to the Deferred Discount under the Investment Management Trust Agreement. BMO did not participate in any aspect of the Proposed Business Combination, has no other contractual relationship with the Company, the Sponsor, Novibet, Komisium or any of their respective affiliates and disclaims any responsibility for any part of any registration statement to be filed with the SEC, including any amendments thereto or documents incorporated therein, in connection with the Proposed Business Combination.

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

During the period from January 4, 2021 (inception) through June 30, 2021 and for the three months ended June 30, 2021, we have neither engaged in any operations nor generated any revenues. Our only activities since inception through June 30, 2021 have been organizational activities and those necessary to prepare for the initial public offering.

For the three months ended June 30, 2022, we had net income of $4,517,549, which consisted of $781,914 of operating costs, offset by non-cash gains of $5,067,788 related to change in fair value of warrant liabilities and interest income of $231,675.

For the six months ended June 30, 2022, we had net income of $3,263,313, which consisted of $5,054,348 of operating costs, offset by non-cash gains of $8,051,082 related to change in fair value of warrant liabilities and interest income of $266,579.

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

Following the closing of the Initial Public Offering on October 4, 2021, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account. We incurred transaction costs totaling $25,559,771, consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting fees, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to raise additional capital.

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

For the six months ended June 30, 2022, cash used in operating activities was $456,257. Net income of $3,263,313 was affected by non-cash gains of $8,051,082 related to changes in the fair value of warrant liabilities, interest income of $266,579 and changes in operating assets and liabilities.

As of June 30, 2022, we had cash of $497,072 and investments of $205,551,462 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per share, or $7,043,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

Refer to Note 2 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s critical accounting policies and consideration of recently issued accounting pronouncements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

Date: July 20, 2022	/s/ Holly Gagnon
	Name:	Holly Gagnon
	Title:	Co-Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Thomas Granite
	Name:	Thomas Granite
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)