Form 10-Q
period 2022-09-30
Artemis Strategic Investment Corp
filed 2022-11-09
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, 20,125,000 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 4, 2021 to September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 4, 2021 to September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 4, 2021 to September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Control and Procedures	4

PART II – OTHER INFORMATION		5

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Mine Safety Disclosures	6

Item 5.	Other Information	6

Item 6.	Exhibits	7

SIGNATURES		8

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$331,377	$953,329
Prepaid expenses	187,370	450,708
Total Current Assets	518,747	1,404,037

Investments held in Trust Account	206,540,293	205,284,883
Total Assets	$207,059,040	$206,688,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,287,795	$396,587
Total Current Liabilities	5,287,795	396,587

Derivative warrant liabilities	$2,006,250	$9,856,706
Deferred underwriting fee payable	—	6,693,750
Total Liabilities	7,294,045	16,947,043

Commitments and Contingencies

Class A common stock; 20,125,000 shares subject to possible redemption at $10.26 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	206,540,293	205,275,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(6,775,801)	(15,533,626)
Total Stockholders’ Deficit	(6,775,298)	(15,533,123)
Total Liabilities and Stockholders’ Deficit	$207,059,040	$206,688,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

THREE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

				For the Period
	For the Three	For the Three	For the Nine Months	from January 4, 2021
	Months Ended	Months Ended	Ended	(Inception) Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and general and administrative expenses	$722,149	495	$5,776,498	$11,189
Income (loss) from operations	(722,149)	(495)	(5,776,498)	(11,189)

Other income
Gain from derecognition of deferred underwriting fee payable	7,043,750	—	7,043,750	—
Interest earned on investments held in trust account	988,830	—	1,255,410	—
Change in fair value of warrant liabilities	(200,626)	—	7,850,456	—
Total other income	7,831,954	—	16,149,616	—

Net income/(loss)	$7,109,805	(495)	$10,373,118	$(11,189)

Weighted average shares of Class A common stock outstanding, basic & diluted	20,125,000	—	20,125,000	—
Basic and diluted net income/(loss) per share, Class A common stock	$0.28	—	$0.41	$—
Weighted average shares of Class B common stock outstanding, basic & diluted	5,031,250	4,375,000	5,031,250	4,375,000
Basic and diluted net income/(loss) per share, Class B common stock	$0.28	—	$0.41	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

2

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

THREE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)
Net loss	—	—	—	(1,254,236)	(1,254,236)
Balance – March 31, 2022	5,031,250	503	—	(16,787,862)	(16,787,359)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(350,000)	(350,000)
Net income	—	—	—	4,517,549	4,517,549
Balance – June 30, 2022	5,031,250	503	—	(12,620,313)	(12,619,810)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(1,265,293)	(1,265,293)
Net income	—	—	—	7,109,805	7,109,805
Balance – September 30, 2022	5,031,250	$503	$—	$(6,775,801)	$(6,775,298)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance – January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(1,596)	(1,596)
Balance – March 31, 2021	5,031,250	503	24,497	(1,596)	23,404
Net loss	—	—	—	(9,098)	(9,098)
Balance – June 30, 2021	5,031,250	503	24,497	(10,694)	14,306
Net loss	—	—	—	(495)	(495)
Balance – September 30, 2021	5,031,250	$503	$24,497	$(11,189)	$13,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2022

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

		For the Period from
		January 4, 2021
		(Inception)
	Nine Months Ended	Through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income/(loss)	$10,373,118	(11,189)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(1,255,410)	—
Change in fair value of warrant liabilities	(7,850,456)	—
Gain on derecognition of deferred underwriting fee payable	(7,043,750)
Formation and operating costs paid by Sponsor in exchange for issuance of Class B Common Stock	—	1,596
Formation and operating costs paid by promissory note	—	498
Adjustments to operating assets and liabilities:
Decrease in prepaid expenses	263,338	—
Increase in accounts payable and accrued expenses	4,891,208	(1,485)
Net cash used in operating activities	(621,952)	(10,580)

Cash flows from financing activities:
Proceeds from promissory note-related party	—	100,000
Proceeds received in advance for sale of Class B common stock	—	1,500
Payments for offering costs	—	(71,134)
Net cash provided by financing activities	—	30,366

Net change in cash	(621,952)	19,786
Cash at beginning of period	953,329	—
Cash at end of period	$331,377	$19,786

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued expenses	$—	$364,986
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Common Stock	$—	$23,404
Deferred offering costs paid by promissory note	$—	$62,394

The accompanying notes are an integral part of the financial statements.

4

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), and subsequent to the IPO, identifying a target business to complete a Business Combination with, as well as activities in connection with the Proposed Business Combination which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Prior to the consummation of the IPO, on January 5, 2021, Artemis Sponsor, LLC (the “Sponsor”) purchased 4,312,500 shares of Class B common stock, par value $0.0001 per share  (“Founder Shares” or “Class B Common Stock”), for an aggregate purchase price of $25,000, or $0.006 per share. On March 16, 2021, Artemis effected a stock split of the Class B Common Stock, resulting in an aggregate of 5,031,250 shares of Class B Common Stock outstanding and held by the Sponsor. The number of Founder Shares issued was determined based on the expectation that the total size of the IPO would be a maximum of 20,125,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore, that such Founder Shares would represent 20% of the issued and outstanding shares of common stock after the IPO.

On October 4, 2021, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units”), including the issuance 2,625,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $201,250,000, which is described in Note 3. Each Unit issued in the IPO consists of one share of Class A common stock, par value $0.0001 per share (the “Public Shares” or “Class A Common Stock”) and one-half of one redeemable warrant (the “Public Warrants”). As a result of the exercise by the underwriters of their over-allotment option in full, 656,250 shares of Class B Common Stock were no longer subject to forfeiture.

Certain institutional anchor investors (the “Institutional Anchor Investors”) that are not affiliated with the Company, the Sponsor or the Company’s officers, directors, and certain members of the Company’s management purchased an aggregate of 13,020,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $130,200,000. In addition to and as part of the Initial Public Offering, certain entities affiliated with the Sponsor, purchased an aggregate of 2,732,500 Units at an offering price of $10.00 per Unit, generating gross proceeds of $27,325,000.

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

Transaction costs amounted to $25,559,771 consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,020 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,407 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities. Effective as of July 14, 2022, Barclays Capital

i

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Inc. (“Barclays”) resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO Capital Markets Corp. (“BMO”) waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312.

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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions , which prior to the resignation of Barclays and waiver of fees by BMO, was to be paid to the underwriters upon the completion of the Business Combination, but has been waived following their resignation and waiver, respectively. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

The Sponsor, officers, directors, Institutional Anchor Investors, and advisors have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the Founder Shares) into cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company is unable to conduct redemptions pursuant to the proxy solicitation rules) or a vote to amend the provisions of the Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and our officers, directors and advisors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering, if the Company has executed a definitive agreement for a Business Combination within 18 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit $10.20. On March 30, 2022, the Company executed a definitive agreement for a Business Combination, described in the section titled “Proposed Business Combination with Novibet”, which has extended the mandatory liquidation date to 21 months or July 4, 2023.

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

The Institutional Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), see Note 5.

Proposed Business Combination with Novibet

On March 28, 2022, the board of directors of Artemis unanimously approved the Agreement and Plan of Reorganization, dated as of March 30, 2022, and amended on September 2, 2022 (as the same may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Komisium Limited, a private company limited by shares incorporated under the laws of Cyprus and the holder of all of the issued ordinary shares of Novibet and all of the issued and outstanding PubCo Ordinary Shares (“Komisium”), Logflex MT Holding Limited, a limited liability company organized under the laws of Malta with company registration number C 77769 and having its registered office at 170, Pater House, Level 1 (Suite A191), Psaila Street, Birkirkara, BKR 9077, Malta and a direct, wholly-owned subsidiary of Komisium (“Novibet”), Novibet PLC, a United Kingdom public limited company, and a direct, wholly-owned subsidiary of Komisium (“PubCo”), Novibet Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PubCo (“Merger Sub”), and Artemis, which provides for, among other things, (i) the sale and transfer by Komisium of all issued ordinary shares and other equity interests of Novibet to PubCo in exchange for the consideration hereafter described (the “Share Exchange”), and (ii) the merger of Merger Sub with and into Artemis, with Artemis surviving and continuing as a direct, wholly-owned subsidiary of PubCo (the “Merger” and, together with the Share Exchange and the other transactions contemplated by the Business Combination Agreement to be effective upon consummation of the Merger, the “Proposed Business Combination”).

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, immediately prior to the Effective Time, Komisium will sell and transfer all issued ordinary shares and other equity interests of Novibet to PubCo in consideration for receiving at closing of the Proposed Business Combination (a) an amount of cash, which will not exceed $50 million, equal to the excess of the Gross Closing Proceeds (as defined in the Business Combination Agreement) over $100 million (the “Closing Cash Consideration”), (b) a number of ordinary shares of PubCo (the “PubCo Ordinary Shares” and such number of shares, the “Closing Share Consideration”) equal to (i) (x) $500 million minus the initial share premium of $598,000 (“Initial Share Premium”) minus the Closing Cash Consideration actually paid to Komisium, the difference divided by (y) $10.20, minus (ii) the Additional Closing Share Consideration (if any), and (c) in the event that redemptions by Public Stockholders equal or exceed 85% of the outstanding shares of Class A Common Stock, an additional 12,254,902 PubCo Ordinary Shares (the “Additional Closing Share Consideration”). If redemptions by the Public Stockholders are less than 85%, the Additional Closing Share Consideration will be deferred and 12,254,902 PubCo Ordinary Shares (the “Deferred Share Consideration”) will be issued upon the satisfaction of certain earnout conditions. In addition to the Closing Cash Consideration, Closing Share Consideration, Additional Closing Share Consideration (if any), and Deferred Share Consideration (if any), Komisium (i) will retain the 65,000 PubCo Ordinary Shares to which the Initial Share Premium relates, and (ii) may receive up to an additional 10,000,000 PubCo Ordinary Shares in earnout consideration (the “Earnout Consideration”) upon the satisfaction of certain earnout conditions set forth in more detail in the Business Combination Agreement.

Additionally, pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, immediately prior to the effective time of the Merger (the “Effective Time”), (a) each issued and outstanding share of Class B Common Stock shall no longer be outstanding and will be automatically converted into one share of Class A Common Stock  subject to the terms of the Company’s Certificate of Incorporation and the Sponsor Support Agreement, (b) each issued and outstanding share of Class A Common Stock (including the shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock, but not including any shares redeemed by the Public Stockholders and certain other excluded Company shares) shall no longer be outstanding and will be automatically converted into the right of the holder thereof to receive one PubCo Ordinary Share and (c) each outstanding whole warrant of the Company will be assumed by PubCo and will become exercisable for one PubCo Ordinary Share, on

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

the same terms as the warrants of the Company in accordance with the terms of the Warrant Agreement dated as of September 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”).

On September 2, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 1 to the Business Combination Agreement, which among other things provided for (i) a closing share valuation of $500,000,000, with 12,254,902 PubCo Ordinary Shares issuable to Komisium at closing of the Proposed Business Combination if redemptions equal or exceed 85%, or if redemptions are less than 85%, then such PubCo Ordinary Shares would be deferred and issuable in subsequent years if certain earnout targets are met, (ii) a dual tranche earnout based on the achievement of certain net gaming revenue targets, (iii) clauses permitting Komisium to transfer up to 30% of the issued PubCo Ordinary Shares after the Closing, (iv) the payment of an amount of dividend declared prior to March 30, 2022 to Komisium up to the amount of €3,579,625, (v) the payment of the net profits generated by Novibet between signing and closing to Komisium, and (vi) a minimum cash closing condition of $12.5 million after transaction expenses and redemptions.

In connection with the execution of the Business Combination Agreement, the Sponsor, Novibet and the Company entered into a Sponsor Support Agreement on March 30, 2022 (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby, to vote against any business combination proposal other than the Proposed Business Combination or other proposals that would impede or frustrate the Proposed Business Combination, and to not change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Additionally, the Sponsor agreed not to redeem any shares of the Class A Common Stock or Class B Common Stock held by it in connection with the Proposed Business Combination, and to waive the anti-dilution and conversion price adjustments set forth in the Certificate of Incorporation with respect to its Class B Common Stock.

The closing of the Proposed Business Combination is subject to certain closing conditions and there is no assurance that the Proposed Business Combination will be completed.

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had $331,377 in cash and a working capital deficit of $4,769,048.

The Company’s liquidity needs through September 30, 2022, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2022, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete a Business Combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

If the Company’s funds are insufficient to meet the expenditures required for operating its business in the attempt to find a Business Combination or in the event that an initial Business Combination is not consummated, the Company will likely need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on January 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

All of the 20,125,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Proposed Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Certificate of Incorporation provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, as of September 30, 2022 and December 31, 2021, 20,125,000 shares of Class A Common Stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2022 and December 31, 2021, the Company’s net deferred income tax assets are deemed to be de minimis.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income/(Loss) per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, one for each of its Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net Income/(Loss) per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Net Income/(Loss) is allocated to the Company’s Class A Common Stock and Class B Common Stock based on the relative shares outstanding for each class of common stock compared to the Company’s total shares outstanding. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s basic and diluted income/(loss) per share are calculated as follows:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$5,687,844	$—
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	—
Net income per share, Class A , basic and diluted	$0.28	$—

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$1,421,961	$(495)
Denominator: Class B Common Stock, Basic and Diluted	5,031,250	4,375,000
Net income/(loss) per share, Class B, basic and diluted	$0.28	$—

		For the period from
	Nine Months Ended	January 4, 2021 to
	September 30, 2022	September 30, 2021
Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$8,298,494	$—
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	—
Net income per share, Class A , basic and diluted	$0.41	$—

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$2,074,624	$(11,189)
Denominator: Class B Common Stock, Basic and Diluted	5,031,250	4,375,000
Net income/(loss) per share, Class B, basic and diluted	$0.41	$—

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs amounted to $25,559,771 (including deferred underwriting commissions of an aggregate of approximately $7,043,750 which, prior to the resignation of Barclays and waiver of fees by BMO, was to be paid to the underwriters of the IPO upon the completion of the Business Combination, but has been waived following their resignation and waiver, respectively). Of this amount, $13,158,021 was charged to stockholders’ deficit upon the completion of the Initial Public Offering, $10,897,232 was charged to temporary equity, and $1,154,518 was expensed due to allocating certain offering costs to the warrant liabilities. During the nine months ended September 30, 2022, the Company charged an additional $350,000 of deferred underwriting fees to temporary equity.

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

Each Private Placement Warrant is identical to the Public Warrants in material terms and provisions, except that the Private Placement Warrants will be non-redeemable (except as described below in Note 7 under “Redemption of Warrants for Class A Common Stock”) and exercisable on a cashless basis so long as they are held by their initial purchasers or their permitted transferees. If the Private Placement Warrants are held by holders other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.

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

In connection with the closing of the Initial Public Offering the Sponsor sold an aggregate of 1,618,434 Founder Shares to the Institutional Anchor Investors at their original purchase price. The Company estimated the aggregate fair value of these Founder Shares attributable to the Institutional Anchor Investors to be $13,796,426, or $8.54 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares over cost was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.

Promissory Note — Related Party

On January 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of January 5, 2023 or the completion of the Initial Public Offering. The outstanding balance under the Note of $162,892 was repaid at the closing of the Initial Public Offering. The Note is no longer available.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $30,000 and $90,000 in accordance with the terms of the agreement, during the three and nine months ended September 30, 2022, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of macroeconomic conditions, such as the COVID-19 pandemic, downturns in the financial markets, inflation, declines in consumer spending, increases in interest rates, and geopolitical instability such as the war in Ukraine, on the industry and has concluded that while it is reasonably possible that such macroeconomic conditions could have a negative effect on the Company’s financial position, results of its operations, search for a target company and/or the completion of a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any repurchase by the Company of the Company’s stock that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, is generally expected to be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Class A Common Stock or other stock of the Company in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (iii) the structure of a Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect the Company’s ability to complete a Business Combination, including the proposed Business Combination with Novibet.

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

Underwriting Agreement

The underwriters, prior to their respective resignation and waiver of fees, were entitled to deferred underwriting commissions of $0.35 per Unit, or $7,043,750 in the aggregate. The deferred underwriting commissions were expected to become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, dated September 29, 2021, among Barclays, BMO and the Company.

On July 14, 2022, Barclays delivered to the Company a notice of resignation of its roles as financial and capital markets advisor to the Company in connection with the Business Combination and waived all rights to fees (including deferred underwriting commissions for services rendered as one of the underwriters in the Company’s IPO) and reimbursement of expenses in connection with the Business Combination. On July 20, 2022, BMO, one of the underwriters in the IPO, delivered to the Company a notice that BMO waived all rights to its portion of the deferred underwriting commissions in connection with the IPO. BMO had no role in connection with the Business Combination.

As a result of the Barclays’ resignation letter and BMO’s waiver notice, the Company recorded a gain on derecognition of deferred underwriting fees payable of $7,043,750 within the Condensed Statement of Operations.

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

The warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of shares of Class A Common Stock issuable upon exercise of the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares of Class A Common Stock to holders seeking to exercise their warrants, unless

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

the issuance of the shares of Class A Common Stock issuable upon such warrant exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire, as specified in the Warrant Agreement. If any such registration statement has not been declared effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the Class A Common Stock under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of Public Warrants for Cash

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported closing price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants for Class A Common Stock

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares determined as set out in the Warrant Agreement, based on the redemption date and the “fair market value” of the Class A Common Stock except as otherwise described below;
●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A Common Stock) as the outstanding Public Warrants, as described above; and

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the Warrant Agreement. Additionally, in no event will the Company be required to net cash settle any warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

If (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above shall be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,125,000 shares of Class A Common Stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A Common Stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Fair Value of Public Warrants at Issuance	(5,816,125)
Offering Costs allocated to Class A common stock subject to possible redemption	(11,247,232)
Plus:
Accretion of Class A common stock subject to possible redemption amount	21,088,357
Class A common stock subject to possible redemption at December 31, 2021	$205,275,000
Accretion of Class A common stock subject to possible redemption amount	1,265,293
Class A common stock subject to possible redemption at September 30, 2022	$206,540,293

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 9. STOCKHOLDER’S EQUITY/(DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A Common Stock, $0.0001 par value per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A Common Stock issued or outstanding, excluding 20,125,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock, $0.0001 par value per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there was 5,031,250 shares of Class B Common Stock issued and outstanding.

Simultaneously with the closing of the Initial Public Offering on October 4, 2021, the Sponsor forfeited 1,618,434 Founder Shares and the Company sold 1,618,434 Founder Shares to certain Institutional Anchor Investors at the original purchase price of $0.006 per share. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as provided in the Final Prospectus.

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

The Founder Shares will automatically convert into Class A Common Stock at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of all shares of Class A Common Stock issued in the Offering (including any shares of Class A Common Stock issued pursuant to the underwriters’ over-allotment option) plus (ii) the sum of (i) all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued in connection with or in relation to the consummation of a Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding any shares of Class A Common Stock or equity-linked securities or rights issued, or to be issued, to any seller in a Business Combination, any Private Placement Warrants issued to the Sponsor, or an affiliate of the Sponsor, or any member of management team upon conversion of Working Capital Loans and any warrants issued pursuant to a forward purchase agreement, minus (ii) the number of shares of Class A Common Stock redeemed in connection with a Business Combination, provided that such conversion of Founder Shares shall never be less than one-to-one.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

ARTEMIS STRATEGIC INVESTMENT CORPORATION

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

		September 30,
Description	Level	2022
Assets:
Investments held in Trust Account	1	$206,540,293
Liabilities:
Warrant liability – Public Warrants	1	$1,006,250
Warrant liability – Private Placement Warrants	2	1,000,000

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$205,284,883
Liabilities:
Warrant liability – Public Warrants	1	$4,943,706
Warrant liability – Private Placement Warrants	2	4,913,000

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of September 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Annual Report on Form 10-K as filed with the SEC on January 28, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination with Novibet

On March 30, 2022, the Company entered into the Business Combination Agreement, with Komisium, Novibet, PubCo and Merger Sub, which was subsequently amended on September 2, 2022, which provides for, among other things, (i) the Share Exchange and (ii) the Merger.

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, immediately prior to the Effective Time, Komisium will sell and transfer all issued ordinary shares and other equity interests of Novibet to PubCo in consideration for receiving at closing of the Proposed Business Combination (a) the Closing Cash Consideration, (b) the Closing Share Consideration, and (c) in the event that redemptions by Artemis’s public stockholders equal or exceed 85% of the outstanding shares of Class A Common Stock, the Additional Closing Share Consideration. If redemptions by the Public Stockholders are less than 85%, the Additional Closing Share Consideration will be deferred and the Deferred Share Consideration will be issued upon the satisfaction of certain earnout conditions. In addition to the Closing Cash Consideration, Closing Share Consideration, Additional Closing Share Consideration (if any), and Deferred Share Consideration (if any), Komisium (i) will retain the 65,000 PubCo Ordinary Shares to which the Initial Share Premium relates, and (ii) may receive the Earnout Consideration upon the satisfaction of certain earnout conditions set forth in more detail in the Business Combination Agreement.

Additionally, pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, immediately prior to the Effective Time, (a) each share of Class B Common Stock shall no longer be outstanding and will be automatically converted into one share of Class A Common Stock subject to the terms of the Company’s Certificate of Incorporation and the Sponsor Support Agreement, (b) each issued and outstanding share of Class A Common Stock (including the

i

shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock, but not including any shares redeemed by the Public Stockholders and certain other excluded Company shares) shall no longer be outstanding and will be automatically converted into the right of the holder thereof to receive one PubCo Ordinary Share and (c) each outstanding whole warrant of the Company will be assumed by PubCo and will become exercisable for one PubCo Ordinary Share, on the same terms as the warrants of the Company in accordance with the terms of the Warrant Agreement.

On September 2, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 1 to the Business Combination Agreement, which among other things provided for (i) a closing share valuation of $500,000,000, with 12,254,902 PubCo Ordinary Shares issuable to Komisium at closing of the Proposed Business Combination if redemptions equal or exceed 85%, or if redemptions are less than 85%, then such PubCo Ordinary Shares would be deferred and issuable in subsequent years if certain earnout targets are met, (ii) a dual tranche earnout based on the achievement of certain net gaming revenue targets, (iii) clauses permitting Komisium to transfer up to 30% of the issued PubCo Ordinary Shares after the Closing, (iv) the payment of an amount of dividend declared prior to March 30, 2022 to Komisium up to the amount of €3,579,625, (v) the payment of the net profits generated by Novibet between signing and closing to Komisium, and (vi) a minimum cash closing condition of $12.5 million after transaction expenses and redemptions.

Novibet is a vertically-integrated online gambling operator offering a full suite of online gaming and sports betting products across desktop and mobile channels. The parties have ascribed Novibet a pre-business combination enterprise value of $500 million. The Proposed Business Combination is expected to close following the fulfillment of the closing conditions set forth in the Business Combination Agreement.

For more information about the Business Combination Agreement and the Proposed Business Combination, see the Registration Statement on Form F-4 filed by PubCo on September 9, 2022 (the “Registration Statement”). Unless specifically statement, this Quarterly Report does not give effect to the proposed business combination and does not detail the risks associated with the Proposed Business Combination. Such risks and effects are set forth in the Registration Statement.

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

During the period from January 4, 2021 (inception) through September 30, 2021 and for the three months ended September 30, 2021, we have neither engaged in any operations nor generated any revenues. Our only activities since inception through September 30, 2021 have been organizational activities and those necessary to prepare for the initial public offering.

For the three months ended September 30, 2022, we had net income of $7,109,805, which consisted of $722,149 of operating costs, offset by a non-cash loss of $200,625 related to change in fair value of warrant liabilities, derecognition of deferred underwriting fee payable of $7,043,750 and interest income of $988,830.

For the nine months ended September 30, 2022, we had net income of $10,373,118, which consisted of $5,776,498 of operating costs, offset by non-cash gains of $7,850,456 related to change in fair value of warrant liabilities, derecognition of deferred underwriting fee payable of $7,043,750 and interest income of $1,255,410.

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

Following the closing of the Initial Public Offering on October 4, 2021, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account. We incurred transaction costs totaling $25,559,771, consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Effective as of July 14, 2022, Barclays resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312.

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

For the nine months ended September 30, 2022, cash used in operating activities was $621,952. Net income of $10,373,118 was affected by non-cash gains of $7,850,456 related to changes in the fair value of warrant liabilities, derecognition of deferred underwriting fee payable of $7,043,750, interest income of $1,255,410 and changes in operating assets and liabilities.

As of September 30, 2022, we had cash of $331,377 and investments of $206,540,293 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Refer to Note 1 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the terms and obligations of the Company under the Business Combination Agreement and the Sponsor Support Agreement.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Proposed Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on January 28, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on January 28, 2022, except for the following:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our Public Shares after December 31, 2022, including any redemptions in connection with our proposed initial Business Combination with Novibet or in the event we do not consummate an initial Business Combination by July 4, 2023.

Any repurchase by the Company of the Company’s stock that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, generally is expected to be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of Class A common stock or other stock of the Company in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination an extension, or otherwise, (iii) the structure of the Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete a business combination or for effecting redemptions and may affect our ability to complete a business combination, including our proposed Business Combination with Novibet. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete an initial business combination within the requisite period.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, the COVID-19 pandemic, downturns in the financial markets, inflation, declines in consumer spending, and increases in interest rates could adversely affect our search for a Business Combination and any target business with which we ultimately consummate a Business Combination. The extent and duration of such global macroeconomic conditions and any related market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Amendment No. 1, dated September 2, 2022, to the Agreement and Plan of Reorganization, dated as of March 30, 2022, by and among Artemis Strategic Investment Corporation, Komisium Limited, Logflex MT Holding Limited, Novibet PLC, and Novibet Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 9, 2022).

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

Date: November 9, 2022	/s/ Holly Gagnon
	Name:	Holly Gagnon
	Title:	Co-Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Thomas Granite
	Name:	Thomas Granite
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

