Form 10-K
period 2022-12-31
Artemis Strategic Investment Corp
filed 2023-03-31
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of the units reported on Nasdaq on such date, was $200,042,500.

As of March 24, 2023, there were 20,125,000 shares of Class A common stock, par value $0.0001, and 5,031,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Artemis Strategic Investment Corp. (the “Company”) on March 31, 2023, in connection with the preparation of its financial statements as of and for the year ended December 31, 2022, the Company reevaluated the accounting for the waiver of the deferred underwriting fee by the underwriters of its initial public offering. The Company had recognized this waiver of fees as an extinguishment of the contingent liability, with a resulting non-operating gain recognized in its statement of operations, in the Company’s quarterly report for the quarter ended September 30, 2022 (“Third Quarter 10-Q”). Upon further review and analysis, the Company’s management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholder’s deficit.

On March 30, 2023, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Third Quarter 10-Q should no longer be relied upon and that it is appropriate to restate the Third Quarter 10-K.

This Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K” or “Annual Report”) contains (i) the Company’s audited financial statements as of and for the years ended December 31, 2022 and 2021 and (ii) restated statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for the three and nine months ended September 30, 2022. Other than as described above, this Form 10-K does not reflect adjustments for events occurring after the filing of the Third Quarter 10-Q except to the extent that they are otherwise required to be included and discussed herein.

See Part II, Item 7, Note 2 “Restatement of Previously Issued Financial Statements” in the notes to the consolidated financial statements included in this Form 10-K for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the period ended September 30, 2022.

Further, the Company’s management has considered the effect of the foregoing on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of September 30, 2022. As a result of the error, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of December 30, 2022. See Part II Item 9A – Controls and Procedures within this Form 10-K for a description of these matters.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, but are not limited to, the items in the following list:

●	our ability to complete the proposed business combination (“Proposed Business Combination”) with Logflex MT Holding Ltd (“Novibet”) or another initial business combination, particularly on fair and/or favorable terms to us and our stockholders;
●	our expectations around the performance of Novibet;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Proposed Business Combination or another initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Proposed Business Combination or another initial business combination;
●	our potential ability to obtain additional financing to complete the Proposed Business Combination or another initial business combination;
●	our pool of prospective target businesses;
●	the risk that the benefits of the Proposed Business Combination may not be realized;
●	the risk that the Proposed Business Combination or another initial business combination may not be completed in a timely manner or at all, which may adversely affect the price of our securities;
●	the failure to satisfy the conditions to the consummation of the Proposed Business Combination, including the failure of our stockholders to approve the Business Combination Agreement (as defined below) or the failure to satisfy the minimum closing cash condition set forth in the Business Combination Agreement (the “Minimum Closing Cash Condition”);
●	the risk that the level of redemptions by holders of the Class A common stock sold in our initial public offering (“Public Stockholders”) may be greater than expected;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement;
●	the outcome of any legal proceedings that may be initiated following announcement of the Proposed Business Combination or another initial business combination;
●	the effect of the announcement or pendency of the Proposed Business Combination or another initial business combination on our business relationships, operating results and business generally;
●	risks that the Proposed Business Combination could disrupt current plans and operations of Novibet;
●	foreign exchange rate;
●	future financial performance, including cash flow and liquidity;
●	risks related to the impact of the COVID-19 pandemic, including the Omicron and other variants and potential governmental and other restrictions (including travel restrictions) resulting therefrom;
●	changes in general economic conditions, including as a result of the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

References in this Annual Report to “we,” “us”, the “Company” or “Artemis” refer to Artemis Strategic Investment Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Artemis Sponsor, LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

Artemis Strategic Investment Corporation (the “Company”) is a blank check company incorporated as a Delaware corporation on January 4, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “initial business combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. On March 28, 2022, the board of directors of Artemis unanimously approved the Agreement and Plan of Reorganization, dated as of March 30, 2022, and amended on September 2, 2022 and December 14, 2022 (as the same may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Komisium Limited, a private company limited by shares incorporated under the laws of Cyprus and the holder of all of the issued ordinary shares of Novibet and all of the issued and outstanding PubCo Ordinary Shares (“Komisium”), Logflex MT Holding Limited, a limited liability company organized under the laws of Malta with company registration number C 77769 and having its registered office at 170, Pater House, Level 1 (Suite A191), Psaila Street, Birkirkara, BKR 9077, Malta and a direct, wholly-owned subsidiary of Komisium (“Novibet”), Novibet PLC, a Jersey public limited company, and a direct, wholly-owned subsidiary of Komisium (“PubCo”), Novibet Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of PubCo (“Merger Sub”), and Artemis, which provides for, among other things, (i) the sale and transfer by Komisium of all issued ordinary shares and other equity interests of Novibet to PubCo in exchange for the consideration hereafter described (the “Share Exchange”), and (ii) the merger of Merger Sub with and into Artemis, with Artemis surviving and continuing as a direct, wholly-owned subsidiary of PubCo (the “Merger” and, together with the Share Exchange and the other transactions contemplated by the Business Combination Agreement to be effective upon consummation of the Merger, the “Proposed Business Combination”). The terms of the Business Combination Agreement and the Proposed Business Combination are discussed in more detail below. Prior to executing the Business Combination Agreement, our activities were limited to organization activities, the completion of our initial public offering, and the evaluation of possible business combination candidates.

As of December 31, 2022, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), and subsequent to the IPO, identifying a target business to complete an initial business combination with, as well as activities in connection with the Proposed Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

On October 4, 2021, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units”), including the issuance 2,625,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit issued in the IPO consists of one share of Class A common stock, par value $0.0001 per share (the “Public Shares” or “Class A Common Stock”, and together with the Class B Common Stock, the “Common Stock”) and one-half of one redeemable warrant (the “Public Warrants”). As a result of the exercise by the underwriters of their over-allotment option in full, 656,250 shares of Class B Common Stock were no longer subject to forfeiture.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Sponsor Warrants”) at a price of $1.00 per Sponsor Warrant in a private placement to the Sponsor, generating gross proceeds of $8,000,000. The Company also consummated the sale of 2,000,000 warrants (the “Anchor Investor Warrants”, together with the Sponsor Warrants, the “Private Placement Warrants”) at a price of $1.00 per Anchor Investor Warrant in a private placement to certain Institutional Anchor Investors, generating gross proceeds of $2,000,000.

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

Transaction costs amounted to $25,559,771 consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,020 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,407 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities. Effective as of July 14, 2022, Barclays Capital Inc. (“Barclays”) resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Proposed Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO Capital Markets Corp. (“BMO”) waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312.

Following the closing of the Initial Public Offering, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

As of December 31, 2022, there was $208,244,129 in investments held in the trust account, which includes interest income available to us for franchise and income tax obligations of $2,969,129 and $160,940 of cash held outside the trust account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing the Proposed Business Combination or an alternate initial business combination. The Company must complete its initial business combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into an initial business combination. The Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Our board of directors determined that the Proposed Business Combination satisfied these requirements. However, there is no assurance that the Company will be able to effect the Proposed Business Combination or an alternate initial business combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a stockholder meeting called to approve an initial business combination or (ii) by means of a tender offer. In connection with a proposed initial business combination, including the Proposed Business Combination, the Company will be required to seek stockholder approval of such initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial business combination. The Company will proceed with an initial business combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of the initial business combination and a majority of the outstanding shares voted are voted in favor of the initial business combination.

If the Company conducts redemptions of the Public Shares in connection with its initial business combination pursuant to the proxy solicitation rules in conjunction with a stockholder meeting instead of pursuant to the tender offer rules, the Company’s third amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions, which prior to the resignation of Barclays and waiver of fees by BMO, was to be paid to the underwriters upon the completion of the Proposed Business Combination, but has been waived following their resignation and waiver, respectively. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants. These Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company is unable to conduct redemptions pursuant to the proxy solicitation rules as described above, the Company will, pursuant to its Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing its initial business combination.

The Sponsor, officers, directors, Institutional Anchor Investors, and advisors have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the initial business combination, (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-business combination activities prior to the consummation of an initial business combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the Founder Shares) into cash from the Trust Account in connection with a stockholder vote to approve an initial business combination (or to sell any shares in a tender offer in connection with an initial business combination if the Company is unable to conduct redemptions pursuant to the proxy solicitation rules) or a vote to amend the provisions of the Certificate of Incorporation relating to stockholders’ rights of pre-business combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if an initial business combination is not consummated. However, the Sponsor and our officers, directors and advisors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its initial business combination.

If the Company is unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering, if the Company has executed a definitive agreement for an initial business combination within 18 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the

Public Shares. Effective as of July 14, 2022, Barclays resigned and withdrew from its role as financial and capital markets advisor to Artemis and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions. Effective as of July 20, 2022, BMO, one of the underwriters in the IPO, waived its entitlement to its portion of the deferred underwriting commissions in connection with the IPO. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit $10.20. On March 30, 2022, the Company executed a definitive agreement for the Proposed Business Combination, described in the section titled “Proposed Business Combination with Novibet”, which has extended the mandatory liquidation date to 21 months or July 4, 2023.

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

The Institutional Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial business combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial business combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial business combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the Combination Period).

Effecting Our Initial Business Combination

Proposed Business Combination with Novibet

On March 28, 2022, the board of directors of Artemis unanimously approved the Business Combination Agreement, by and among Komisium, Novibet, PubCo, Merger Sub, and Artemis, which provides for, among other things, the Proposed Business Combination.

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

Additionally, pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain closing conditions set forth therein, immediately prior to the effective time of the Merger (the “Effective Time”), (a) each issued and outstanding share of Class B Common Stock shall no longer be outstanding and will be automatically converted into one share of Class A Common Stock subject to the terms of the Company’s Certificate of Incorporation and the Sponsor Support Agreement (as defined below), (b) each issued and outstanding share of Class A Common Stock (including the shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock, but not including any shares redeemed by the Public Stockholders and certain other excluded Company shares) shall no longer be outstanding and will be automatically converted into the right of the holder thereof to receive one PubCo Ordinary Share and (c) each outstanding whole warrant of the Company will be assumed by PubCo and will become exercisable for one PubCo Ordinary Share, on the same terms as the warrants of the Company in accordance with the terms of the Warrant Agreement dated as of September 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”).

On September 2, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 1 to the Business Combination Agreement, which among other things provided for (i) a closing share valuation of $500,000,000, with 12,254,902 PubCo Ordinary Shares issuable to Komisium at closing of the Proposed Business Combination if redemptions equal or exceed 85%, or if redemptions are less than 85%, then such PubCo Ordinary Shares would be deferred and issuable in subsequent years if certain earnout targets are met, (ii) a dual tranche earnout based on the achievement of certain net revenue targets, (iii) clauses permitting Komisium to transfer up to 30% of the issued PubCo Ordinary Shares after the Closing, (iv) the payment of an amount of dividend declared prior to March 30, 2022 to Komisium up to the amount of €3,579,625, (v) the payment of the net profits generated by Novibet between signing and closing to Komisium, (vi) a minimum cash closing condition of $12.5 million after transaction expenses and redemptions, and (vii) clauses permitting the Company to cause the Sponsor to forfeit or transfer a portion of the Founder Shares to incentivize investors to acquire Public Shares and not redeem them.

On December 14, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 2 to the Business Combination Agreement, which among other things provided for (i) the change of Pubco’s jurisdiction of incorporation from England and Wales to Jersey and (ii) clauses permitting Komisium to transfer up to 10% of the issued Novibet ordinary shares prior to the Closing Date.

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $160,940 in cash and a working capital deficit of $5,942,600.

The Company’s liquidity needs through December 31, 2022, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete an initial business combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

If the Company’s funds are insufficient to meet the expenditures required for operating its business in the attempt to find an initial business combination or in the event that an initial business combination is not consummated, the Company will likely need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to raise additional capital.

Competition

If we are unable to complete the Proposed Business Combination, we expect to encounter competition in identifying, evaluating and selecting a target business for an alternate initial business combination from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may have placed us at a competitive disadvantage in negotiating the Proposed Business Combination, or may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four (4) officers: Holly Gagnon, Philip Kaplan, Thomas Granite and Scott Shulak. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks set forth below do not include specific risks relating to the Proposed Business Combination, or the risks inherent in Novibet’s business, which are included in the Registration Statement on Form F-4/A filed by PubCo on December 15, 2022. The risks presented below assumes that we will not consummate the Proposed Business Combination, and that we will seek to find an alternative target with which to consummate an initial business combination.

Risk Factor Summary

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	While we intend to submit the Proposed Business Combination to a vote of our shareholders, if we are not able to complete the Proposed Business Combination or seek an alternate initial business combination, our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination, including the Proposed Business Combination, may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	The coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for an initial business combination, as well as any target business with which we ultimately consummate an initial business combination, including Novibet.
●	If we seek stockholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, including the Proposed Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination, including the Proposed Business Combination.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

Risks Relating to the Restatement of our Third Quarter 10-Q and Material Weakness in our Internal Control

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for extinguishment of a significant contingent obligation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 30, 2022. This material weakness resulted in an error in our Third Quarter 10-Q and a restatement of the statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for the three and nine months ended September 30, 2022.

For a discussion of management’s consideration of the material weakness identified and the restatement of our prior period financial statements, see Note 2 to the accompanying condensed financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with management and our audit committee, we concluded that there was a material weakness in our internal controls over financial reporting. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

While we intend to seek shareholder approval of the Proposed Business Combination, we may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, as we intend to do in connection with the Proposed Business Combination, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 13.6% of our outstanding common stock. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to vote all voting equity securities owned by it in favor of the Business Combination Agreement. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our third amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 9,165,309, or 45.5%, of the 20,125,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. In the event that the anchor investors hold all units they purchased in the initial public offering until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors have no agreement with us or our Sponsor with respect to voting in favor of our initial business combination.

If we do not complete the Proposed Business Combination and instead pursue an alternate initial business combination, your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. For instance, the Business Combination Agreement includes a closing condition that we have at least $12,500,000 of cash available at the closing after giving effect to redemptions and the payment of transaction expenses. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination unless the condition is waived by Novibet. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not, and at the time we entered into the Business Combination Agreement, we did not, know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, like the Business Combination Agreement does, or requires us to have a minimum amount of cash at closing, like the Business Combination Agreement, we may need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the representatives of the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination, including the Proposed Business Combination, would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, like the Business Combination Agreement does, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by July 4, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 4, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for an initial business combination, as well as any target business with which we ultimately consummate an initial business combination.

The COVID-19 pandemic, including efforts to combat it, has and may continue to adversely affect our search for an initial business combination. The COVID-19 pandemic has resulted in governmental authorities worldwide implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide. More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets. As such, the business of any potential target business with which we may consummate an initial business combination could be materially and adversely affected.

In response to the pandemic, public health authorities and local, national and international governments have implemented measures that may directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce personnel. We may be unable to complete an initial business combination if concerns relating to COVID-19 -19 (including the Delta and Omicron variants and potential subsequent waves or new variants or strains of the virus) continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

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

Furthermore, we may be unable to complete an initial business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the personnel of any target business, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search for a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 pandemic continue for an extended period of time and result in protectionist sentiments and legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by the COVID-19 pandemic.

We may not be able to complete our Proposed Business Combination or another initial business combination by July 4, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete our Proposed Business Combination or another initial business combination by July 4, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Proposed Business Combination or an alternate initial business combination if we do not complete the Proposed Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as the Business Combination Agreement does), where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete the Proposed Business Combination or another initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we do not complete the Proposed Business Combination and seek an alternate initial business combination and if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our third amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies has increased substantially. Many potential targets for special purpose acquisition companies have already been acquired, and there are still many special purpose acquisition companies pursuing initial business combination or preparing for their initial public offering. As a result, if we are unable to complete the Proposed Business Combination, fewer attractive targets may be available for us to consummate an alternate initial business combination. In addition, because of competition for available targets, terms of any initial business combination we enter into, if we are unable to complete the Proposed Business Combination, may not be favorable to us. Attractive targets could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to us.

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

If we are unable to complete the Proposed Business Combination, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least the 21 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least July 4, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so and we have not done so in connection with the Proposed Business Combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 4, 2023; and (iii) absent an initial business combination by July 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Proposed Business Combination or an alternate initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 4, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th or 21st month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 4, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

If we do not complete the Proposed Business Combination, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue an initial business combination opportunity in any industry or sector, except that our third amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to complete the Proposed Business Combination, and accordingly we may be affected by numerous risks inherent in Novibet’s business operations and industry, which are set forth in detail in the Registration Statement. If we do not complete the Proposed Business Combination, we may be affected by numerous risks relating to the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the Proposed Business Combination, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in Novibet or another business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that Novibet or another target business with which we enter into our initial business combination will not have some or all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek initial business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and have not obtained a fairness opinion in connection with the Proposed Business Combination, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. We have not obtained a fairness opinion in connection with the Proposed Business Combination. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, and we do not intend to do so in connection with the Proposed Business Combination, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Although the Business Combination Agreement contemplates an initial business combination with a single target business, Novibet, if we do not complete the Proposed Business Combination, we may effectuate an alternate initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only Novibet or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If we do not complete the Proposed Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our Proposed Business Combination With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are attempting to complete our initial business combination with Novibet, a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We are attempting to complete the Proposed Business Combination with Novibet, a private company. In pursuing our business combination strategy, if we do not complete the Proposed Business Combination with Novibet, we may seek to effectuate an alternate initial business combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our third amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, the Business Combination Agreement imposes a minimum cash condition, and any proposed initial business combination with an alternate target may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. Nevertheless, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares. Similarly, if we seek stockholder approval of our initial business combination (as we expect to do in connection with the Proposed Business Combination) and do not conduct redemptions pursuant to the tender offer rules, we may enter into privately negotiated agreements with public shareholders to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement or such other proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our third amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our third amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by July 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement we filed in connection with our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our third amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our third amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our third amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our third amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our third amended and restated certificate of incorporation.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If redemptions of Public Shares exceed the minimum cash condition set forth in the Business Combination Agreement, we may be unable to complete the Proposed Business Combination unless Novibet waives such condition. If we seek an alternate initial business combination, and if the cash portion of the purchase price of such alternate initial business combination exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

Certain of our anchor investors are also (or will be) members of our Sponsor with an indirect beneficial interest in founder shares held by our Sponsor. These anchor investors, through their interests in our Sponsor, will share in any appreciation of the founder shares, provided that we successfully complete an initial business combination. Accordingly, our anchor investors’ interests in the founder shares held by our Sponsor may provide them with an incentive to vote any public shares they own in favor of an initial business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on the Proposed Business Combination or any other initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. In the case of Novibet, these financial statements are, and in the case of any other target company, these financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances. In the case of Novibet, these financial statements are, and in the case of any other target company, these historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the

Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect an initial business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect an initial business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such an initial business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

If we do not complete the Proposed Business Combination, the increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an alternate initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

Even if we conduct extensive due diligence on a target business with which we combine, as we have done on Novibet in connection with the Proposed Business Combination, we cannot assure you that this diligence will identify all material issues that may be present with Novibet or another target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Novibet’s or such other target business’s control and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom are expected to join us following the Proposed Business Combination or may join us in an alternate initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

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

We have structured the Proposed Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, such as Novibet, we would be subject to a variety of additional risks that may adversely affect us.

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

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, such as Novibet, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

If we are unable to complete the Proposed Business Combination, we may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If we are unable to complete the Proposed Business Combination, we will consider an alternate initial business combination outside of our management’s areas of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an initial business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified a target in connection with the Proposed Business Combination, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our third amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete the Proposed Business Combination or an alternate initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, if we do not complete the Proposed Business Combination, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

If we do not complete the Proposed Business Combination and search for an alternate target with which to pursue an initial business combination, we may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

If we do not complete the Proposed Business Combination and search for an alternate target with which to pursue an initial business combination, in light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

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

The anchor investors, through their interests in our Sponsor, will share in any appreciation in the value of the founder shares above the nominal amount they paid for the shares, provided that we successfully complete an initial business combination. As a result of their direct or indirect beneficial interest in the founder shares, the anchor investors may have an incentive to vote any public shares they own in favor of an initial business combination, and, if an initial business combination is approved, they may make a substantial profit on such interest, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders. Moreover, if the anchor investors retain all of their interests in our public shares and vote those public shares in favor of an initial business combination, we will receive sufficient votes to approve the business combination, regardless of how any other stockholder votes their shares.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete the Proposed Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes payable and up to $100,000 of interest to pay dissolution expenses. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and the redemption of our public shares if we are unable to complete an initial business combination by July 4, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by July 4, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 4, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We may issue additional shares of Class A common stock or shares of preferred stock to complete the Proposed Business Combination or an alternate initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our third amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our third amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 359,875,000 and 14,968,750 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our third amended and restated certificate of incorporation. Such anti-dilution adjustments were waived in connection with the proposed Business Combination. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete the Proposed Business Combination or an alternate initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our third amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our third amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond July 4, 2023 or (y) amend the foregoing provisions. These provisions of our third amended and restated certificate of incorporation, like all provisions of our third amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment to prevent dilution (which anti-dilution adjustment provisions have been waived by our Sponsor in connection with the Proposed Business Combination. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Our warrants are accounted for as a warrant liability and recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may make it more difficult for us to consummate an initial business combination.

Following the consummation of the offering and the concurrent private placement of warrants, we issued an aggregate of 18,750,000 warrants in connection with this offering comprised of the 8,750,000 warrants included in the units and the 10,000,000 private placement warrants. We accounted for these as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by us. Potential targets may seek an initial business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

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

A new 1% U.S. federal excise tax could be imposed on Artemis in connection with redemptions by Artemis of its shares or its liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) became law, which, among other things, imposes a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “covered corporation”). The excise tax will apply to repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change. Because Artemis is a Delaware corporation and its securities are trading on Nasdaq, it is expected that Artemis is a “covered corporation” for this purpose, and it is expected that Artemis will be subject to the excise tax with respect to any redemptions of Artemis Class A Common Stock in connection with the Proposed Business Combination or another initial business combination that are treated as repurchases for this purpose.

The extent of the excise tax that may be incurred would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Proposed Business Combination or another initial business combination, (iii) the nature and amount of the equity issued, if any, by Artemis in connection with the Proposed Business Combination or another initial business combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. Although issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase, absent the issuance of applicable guidance, it is not currently expected that this reduction would be available with respect to redemptions of Artemis Class A Common Stock by Artemis and, with respect to the Proposed Business Combination, the issuance of PubCo Shares by PubCo in connection with the Proposed Business Combination. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased, and only limited guidance on the mechanics of any required reporting and payment of the excise tax on which taxpayers may rely have been issued to date. The imposition of the excise tax could reduce the amount of cash available to Artemis for effecting the redemptions of Artemis Class A Common Stock, and could reduce the cash on hand for Artemis (and PubCo immediately following the Proposed Business Combination) to fund operations and to make distributions to shareholders.

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

While we do not believe Novibet would be directly affected, the ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact the completion of our business combination with Novibet, or our search for and completion of a business combination with another target business, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact Novibet or another potential business target as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete a business combination. Further, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

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

Holders

As of March 1, 2023, there was one holder of record of our units, one holder of record of our Class A common stock and four holders of record of our warrants.

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

We paid a total of $3,825,000 in underwriting fees and $894,595 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $7,043,750 in underwriting fees, which has since been waived following Barclays resignation and BMO’s waiver.

Item 6. [Reserved]

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

Overview

We are a blank check company incorporated in Delaware on January 4, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

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

On September 2, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 1 to the Business Combination Agreement, which among other things provided for (i) a closing share valuation of $500,000,000, with 12,254,902 PubCo Ordinary Shares issuable to Komisium at closing of the Proposed Business Combination if redemptions equal or exceed 85%, or if redemptions are less than 85%, then such PubCo Ordinary Shares would be deferred and issuable in subsequent years if certain earnout targets are met, (ii) a dual tranche earnout based on the achievement of certain net gaming revenue targets, (iii) clauses permitting Komisium to transfer up to 30% of the issued PubCo Ordinary Shares after the Closing, (iv) the payment of an amount of dividend declared prior to March 30, 2022 to Komisium up to the amount of €3,579,625, (v) the payment of the net profits generated by Novibet between signing and closing to Komisium, (vi) a minimum cash closing condition of $12.5 million after transaction expenses and redemptions, and (vii) clauses permitting the Company to cause the Sponsor to forfeit or transfer a portion of the Founder Shares to incentivize investors to acquire Public Shares and not redeem them.

On December 14, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 2 to the Business Combination Agreement, which among other things provided for (i) the change of Pubco’s jurisdiction of incorporation from England and Wales to Jersey and (ii) clauses permitting Komisium to transfer up to 10% of the issued Novibet ordinary shares prior to the Closing Date.

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

For more information about the Business Combination Agreement and the Proposed Business Combination, see the Registration Statement on Form F-4/A filed by PubCo on December 15, 2022 (the “Registration Statement”). Unless specifically stated, this Annual Report does not give effect to the Proposed Business Combination and does not detail the risks associated with the Proposed Business Combination. Such risks and effects are set forth in the Registration Statement.

Restatement of Third Quarter Form 10-Q

As previously disclosed in the Current Report on Form 8-K filed the Company on March 31, 2023, in connection with the preparation of its financial statements as of and for the year ended December 31, 2022, the Company reevaluated the accounting for the waiver of the deferred underwriting fee by the underwriters of its initial public offering. The Company had recognized this waiver of fees as an extinguishment of the contingent liability, with a resulting non-operating gain recognized in its statement of operations, in Third Quarter 10-Q. Upon further review and analysis, the Company’s management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholder’s deficit.

On March 30, 2023, the Company’s management and the Audit Committee concluded that the Company’s previously issued unaudited interim financial statements included in the Third Quarter 10-Q should no longer be relied upon and that it is appropriate to restate the Third Quarter 10-K. This Form 10-K contains (i) the Company’s audited financial statements as of and for the years ended December 31, 2022 and 2021 and (ii) restated statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for the three and nine months ended September 30, 2022. See Part II, Item 7, Note 2 “Restatement of Previously Issued Financial Statements” in the notes to the consolidated financial statements included in this Form 10-K for a detailed discussion of the effect of the restatement on the previously issued financial statements as of and for the period ended September 30, 2022.

Further, the Company’s management has considered the effect of the foregoing on the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures as of September 30, 2022. As a result of the error, management has determined that a material weakness existed in the Company’s internal control over financial reporting as of the December 30, 2022. See Part II Item 9A – Controls and Procedures within this Form 10-K for a description of these matters.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying and evaluating a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $3,479,590, which consisted of $6,469,453 of operating costs, offset by non-cash gains of $7,144,256 related to change in fair value of warrant liabilities, derecognition of deferred underwriting fee payable of $326,138 and interest income of $3,070,568.

For the period from January 4, 2021 (inception) through December 31, 2021, we had net income of $312,118, which consisted of formation and operating costs, change in fair value of warrant liabilities, interest earned on marketable securities in trust account, and transaction costs related to warrant issuances.

Liquidity and Capital Resources

On October 4, 2021, we consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 Sponsor Warrants at a price of $1.00 per Sponsor Warrant in a private placement to the Sponsor, generating gross proceeds of $8,000,000. The Company also consummated the sale of 2,000,000 Anchor Investor Warrants at a price of $1.00 per Anchor Investor Warrant in a private placement to certain Institutional Anchor Investors, generating gross proceeds of $2,000,000.

Following the closing of the Initial Public Offering on October 4, 2021, an amount of $205,275,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account. We incurred transaction costs totaling $25,559,771, consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Effective as of July 14, 2022, Barclays resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Proposed Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant, at the option of the lender.

The Company’s management plans to continue its efforts to complete an initial business combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to raise additional capital.

However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

For the year ended December 31, 2022, cash used in operating activities was $903,711. Net income of $3,479,590 was affected by non-cash gains of $7,144,256 related to changes in the fair value of warrant liabilities, derecognition of deferred underwriting fee payable of $326,138, interest income of $3,070,568 and changes in operating assets and liabilities.

For the period from January 4, 2021 (inception) through December 31, 2021, cash used in operating activities was $594,984. Net income of $312,118 was affected by noncash losses of $1,739,419 related to changes in the fair value of warrant liabilities, offering costs allocated to warrant liabilities of $1,154,518, interest income of $9,883 and changes in operating assets and liabilities.

As of December 31, 2022, we had cash of $160,940 and investments of $208,244,129 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid) to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a general meeting called to approve the Proposed Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of an initial business combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management does not believe the Company has any critical accounting estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report does not include an attestation report of our internal controls from out independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

NAME	AGE	POSITION
Holly Gagnon	59	Co-Chief Executive Officer and Chairperson
Philip Kaplan	56	Co-Chief Executive Officer and President
Thomas Granite	47	Chief Financial Officer
Scott Shulak	36	Senior Vice President, Acquisition and Accounting
Matthew Anfinson	43	Director
Rodney Butler	46	Director
Anna Massion	44	Director
Andro Nodarse-León	46	Director
Leonard Wanger	57	Director

Holly Gagnon has served as our Co-Chief Executive Officer and Chairperson since inception. Ms. Gagnon serves as President of HGC Hospitality Gaming Consulting LLC. From 2017 to 2020, Ms. Gagnon served as Chief Executive Officer of Seneca Gaming Corporation, which manages the gaming operations of the Seneca Nation of Indians. Prior to this, she served as Chief Executive Officer for Chumash Enterprises for the Santa Ynez Band of Chumash Indians from 2015 to 2017. Before joining Chumash Enterprises, Ms. Gagnon served as the President and Chief Executive Officer of Pearl River Resort from 2012 to 2015 and, prior to this, in a number of key financial and operational roles with Caesars Entertainment Corporation, MGM Resorts International and Harrah’s Entertainment Inc. Ms. Gagnon serves as a board member of Bragg Gaming Group Inc. In addition, she is a founding board member of Global Gaming Women Charitable Education Fund and a Distinguished Fellow for the International Gaming Institute at the University of Nevada, Las Vegas. Ms. Gagnon holds a B.S. in Accounting from Bentley University in Massachusetts and an MBA from Chaminade University of Honolulu. Ms. Gagnon’s qualifications to serve on our board of directors include her significant leadership experience in the gaming industry.

Philip Kaplan has served as our Co-Chief Executive Officer and President since inception. In addition, Mr. Kaplan serves as the Executive Chairman of Velocity Esports, Inc. since 2021, which operates entertainment venues focusing on video gaming. From 2018 to 2021, Mr. Kaplan was Chairman and Chief Executive Officer of GameWorks, Inc., which operates a chain of entertainment venues focusing on video gaming, and as Managing Partner of April Mountain Properties, LLC since 2013. From 2010 to 2013, Mr. Kaplan was the Chief Executive Officer and board member at dbtech, a private equity-held provider of healthcare workflow automation solutions. Mr. Kaplan served as Chief Operating Officer and board member of Quality Systems, Inc. from 2008 to 2010 and as President, Chief Operating Officer and board member at VitalStream Holdings, Inc. from 2000 to 2008. Mr. Kaplan holds a B.A. in Economics from University of California, Davis.

Thomas Granite has served as our Chief Financial Officer and Secretary since inception. In addition, Mr. Granite serves as Chief Executive Officer of Azoria Foods. From 2019 to 2020, he served as Chief Financial Officer of Maverick Gaming LLC, a casino operator. Prior to this, Mr. Granite worked at Jefferies Financial Group from 2010 to 2019, most recently serving as Managing Director in the Real Estate, Gaming and Lodging Investment Banking group, where he worked with clients across the gaming industry, and served at Merrill Lynch as Director of Gaming, Leisure, and Transportation Investment Banking from 2005 to 2009. Mr. Granite holds a B.A. in Art History from Bucknell University and an MBA from Columbia Business School.

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

Matthew Anfinson has served on our board of directors since October 2021. Mr. Anfinson serves as the Chief Executive Officer and serves on the board of directors of Great Canadian Gaming Corporation, the largest gaming company in Canada. Prior to this, Mr. Anfinson held various operational, finance and marketing roles during a 15-year career at Caesars Entertainment Corporation, most recently as Corporate Senior Vice President of Operations from 2016 to 2019. Mr. Anfinson holds a B.A. in Finance from Wartburg College and an MBA from the Tippie School of Management at University of Iowa. Mr. Anfinson’s qualifications to serve on our board of directors include his extensive experience in the operations finance, marketing and development within the gaming market.

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

Anna Massion has served on our board of directors since October 2021. Ms. Massion currently serves as Independent Non-Executive Director at Playtech plc, a gambling software development company, PlayAGS, Inc., a company that develops and manufactures casino games, systems and technology, BetMakers Technology Group, a wagering technology and data provider for the business-to-business wagering market and Gaming Realms plc, a B2B developer, licensor, and distributor of mobile based real money and social gaming content. From 2014 to 2019, she served as Senior Analyst at PAR Capital Management Inc. Prior to this, Ms. Massion served as Director of Gaming, Lodging and Leisure Research at Hedgeye Risk Management, LLC from 2008 to 2014 and as Vice President and Senior Research Analyst at Marathon Asset Management in 2008. Ms. Massion holds a B.S in Finance and an MBA from the Wharton School at the University of Pennsylvania. Ms. Massion’s qualifications to serve on our board of directors include her extensive professional experience as an investment and finance professional with deep experience in the gaming and hospitality sectors.

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

Leonard Wanger has served on our board of directors since October 2021. Mr. Wanger currently serves as a Managing Partner at Deer Valley Ventures, LLC, a financing firm. He is also President of Velocity Esports, Inc. and previously served as the Chief Technology Manager at Impossible Objects, Inc., an industrial 3D printer manufacturer, from 2017 to 2022 and as a technology sector analyst and portfolio manager of the William Harris Technology Fund, an equity hedge fund he founded, from 2002 to 2013. Prior to this, Mr. Wanger founded or co-founded several technology companies. He serves as a director of the Acorn Foundation, as a member of the Museum of Science and Industry Presidents Counsel and as an advisor to the Fab Foundation. Mr. Wanger holds a B.S. in Computer Science from University of Iowa and an M.S. in Computer Graphics from Cornell University. Mr. Wanger’s qualifications to serve on our board of directors include his extensive experience as an investor and advisor with both private and public companies.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that five are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules, namely Matthew Anfinson, Rodney Butler, Anna Massion, Andro Nodarse-León, and Leonard Wanger. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial stockholders purchased founder shares prior to the date of Annual Report on Form 10-K and purchased private placement warrants in a transaction that closed simultaneously with the closing of the initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our Sponsor, our officers or directors may have a conflict of interest with respect to evaluating an initial business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Holly Gagnon	GameWorks, Inc.	Video gaming and entertainment	Director
	Bragg Gaming Group Inc.	Gaming technology and content	Non-executive Director
Philip Kaplan	Velocity Esports, Inc. April Mountain Properties, LLC	Video gaming and entertainment Real Estate	Executive Chairman Managing Partner
Thomas Granite	Azoria Foods	Dining and hospitality	Chief Executive Officer
Scott Shulak	PLAYSTUDIOS, Inc.	Mobile games	Vice President, Financial Accounting and Reporting
Matthew Anfinson	Great Canadian Gaming Corp.	Dining, entertainment and gambling	Chief Executive Officer and Director
Rodney Butler	Mashantucket Pequot Tribal Nation	Dining, hospitality, entertainment and gambling	Chairman
Anna Massion	Playtech plc	Gambling software development	Director
	PlayAGS, Inc.	Manufacturer of casino games, systems and technology	Director
	Gaming Realms plc	Mobile games	Director
	BetMakers Technology Group	Gambling technology and data provider	Director
Andro Nodarse-León	LionGrove LLC	Hospitality investment	Chief Executive Officer
Leonard Wanger	Impossible Objects, Inc.	Industrial 3D printer manufacturer	Director of Engineering
	GameWorks, Inc.	Video gaming and entertainment	Director
	Velocity Esports, Inc.	Video gaming and entertainment	Director and President

Accordingly, if any of the above executive officers or directors becomes aware of an initial business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, our officers or directors. Novibet is not affiliated with our Sponsor, officers or directors. In the event we do not complete the Proposed Business Combination and instead seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2023 by:

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

The beneficial ownership of our common stock is based on 25,156,250 shares of common stock issued and outstanding as of March 1, consisting of 20,125,000 shares of Class A common stock and 5,031,250 shares of Class B common stock.

		APPROXIMATE
		PERCENTAGE
	NUMBER OF	OF
	SHARES	OUTSTANDING
	BENEFICIALLY	COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	OWNED (2)	STOCK
Directors, Executive Officers and Founders
Artemis Sponsor, LLC (our Sponsor) (3)	3,412,816	13.6%
Holly Gagnon (3)	1,706,408	6.8%
Philip Kaplan (3)	1,706,408	6.8%
Thomas Granite	—	—
Scott Shulak	—	—
Matthew Anfinson	—	—
Rodney Butler	—	—
Anna Massion	—	—
Andro Nodarse- León	—	—
Leonard Wanger	—	—
All executive officers and directors and director nominees as a group (nine individuals)	3,412,816	13.6%
5% Holders	—
Artemis Sponsor, LLC (3)	3,412,816	13.6%
Atlas Diversified Master Fund, Ltd. (4)	1,550,000	6.2%
Citadel Advisors LLC (5)	1,621,525	6.4%
HCG Investment Management Inc. (6)	1,275,000	5.1%
NewGen Asset Management Limited (7)	1,599,600	6.4%
Polar Asset Management Inc. (8)	1,129,990	4.5%
Saba Capital Management, L.P. (9)	978,818	3.9%
Tenor Capital Management, L.P. (10)	1,600,000	6.4%
Saba Capital Management, L.P. (11)	1,496,653	6.0%
(1)	The principal business address of each of the following entities or individuals is c/o Artemis Strategic Investment Corporation, 3310 East Corona Avenue, Phoenix, Arizona 85040.
(2)	Interests shown consist of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Represents shares held by Artemis Sponsor, LLC, our Sponsor. Ms. Gagnon and Mr. Kaplan are the managing members of Artemis Sponsor, LLC. Ms. Gagnon and Mr. Kaplan have voting and investment discretion with respect to the common stock held of record by Artemis Sponsor, LLC. Each of our officers and directors other than Ms. Gagnon and Mr. Kaplan disclaims any beneficial ownership of any shares held by Artemis Sponsor, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Information derived from a Schedule 13G/A filed with the SEC on February 14, 2023 by Atlas Diversified Master Fund, Ltd. (“ADMF”). Balyasny Asset Management L.P. is the investment manager of ADMF. Dimitry Balyasny is the portfolio manager of Balyasny Asset Management L.P. and has voting and investment control over the shares held by ADMF and may be deemed to beneficially own the shares beneficially owned by ADMF. The business address of each of ADMF, Balyasny Asset Management L.P., and Dimitry Balyasny is 444 W. Lake Street, 50th Floor, Chicago, IL 60606.
(5)	Information derived from a Schedule 13G/A filed with the SEC on February 14, 2023 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, with respect to the Artemis Class A Common Stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Such owned Artemis Class A Common Stock may include other instruments exercisable for or convertible into Artemis Class A Common Stock. Citadel Advisors is the portfolio manager of CEMF. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. This disclosure shall not be construed as an admission that Mr. Griffin or any of the Citadel related entities listed above is the beneficial owner of any securities of the Company other than the securities actually owned by such person (if any). The business address of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP, CEMF and Mr. Griffin is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(6)	Information derived from a Schedule 13G filed with the SEC on February 14, 2022. HCG Investment Management Inc. has sole voting and dispositive control over the Artemis Class A Common Stock held by it. The business address of HCG is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(7)	Information derived from a Schedule 13G filed with the SEC on October 7, 2021 on behalf of NewGen Asset Management Limited (the “Investment Manager”), NewGen Holdco Limited (the “Holdco”), and NewGen Equity Long/Short Fund (the “Fund”). The Fund is an investment vehicle. The Investment Manager is the investment manager of the Fund and a separately managed account (the “SMA”). The Fund and the SMA directly beneficially own the Artemis Class A Common Stock. Holdco is the owner of the Investment Manager. The Investment Manager and Holdco may be deemed to beneficially own the Artemis Class A Common Stock directly beneficially owned by the Fund and the SMA. Each of the Investment Manager, the Holdco and the Fund disclaims beneficial ownership with respect to any shares other than the Artemis Class A Common Stock directly beneficially owned by it. The principal business address for each of the Investment Manager, the Holdco and the Fund is Commerce Court North, Suite 2900, 25 King Street West, Box 405, Toronto, Ontario M5L 1G3, Canada.
(8)	Information derived from a Schedule 13G/A filed with the SEC on February 9, 2023 by Polar Asset Management Partners Inc. (“Polar”). Polar serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the Artemis Class A Common Stock directly held by PMSMF. The address of the business office of the Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	Information derived from a Schedule 13G/A filed with the SEC on February 14, 2023 on behalf of Saba Capital Management L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Boaz R. Weinstein. Each of Saba Capital, Saba GP, and Mr. Weinstein may be deemed to be the beneficial owner of the reported shares. The principal business address for each of Saba Capital, Saba GP, and Mr. Weinstein is 405 Lexington Ave, 58th Floor, New York, NY 10174.
(10)	Information derived from a Schedule 13G filed with the SEC on October 6, 2021 on behalf of Tenor Capital Management Company, L.P. (“Tenor Capital”), Tenor Opportunity Master Fund, Ltd. (“Tenor Opportunity”) and Robin Shah. Each of Tenor Capital, Tenor Opportunity and Mr. Shah may be deemed the beneficial owner of 1,475,000 shares of the Artemis Class A Common Stock. The principal business address for each of Tenor Capital, Tenor Opportunity and Mr. Shah is 810 Seventh Avenue, Suite 1905, New York, New York 10019.
(11)	Information derived from a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Fir Tree Capital Management LP, a Delaware limited partnership (“Fir Tree”). Fir Tree has sole voting and dispositive power over 1,496,653 shares of the Artemis Class A Common Stock. The principal business address for Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination; and (B) subsequent to an initial business combination, (x) if the closing price of the Public Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Public Shares for cash, securities or other property.

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

Related Party Loans

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

In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We recognized an aggregate of $120,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the fiscal year ended December 31, 2022.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on September 29, 2021, the holders of the Sponsor Shares, the Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Artemis

Class A Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Sponsor Shares) will be entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Sponsor Shares, only after conversion to shares of Artemis Class A Common Stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that Artemis register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination and rights to require Artemis to register for resale such securities pursuant to Rule 415 under the Securities Act. Artemis will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Prior to Barclays’ resignation and Barclays’ and BMO’s waivers of fees, the underwriters of Artemis’s IPO were entitled to deferred underwriting fee commissions approximately $7,043,750 in the aggregate. The deferred underwriting commissions were payable to the underwriters from the amounts held in the Trust Account solely in the event that Artemis completes a business combination, subject to the terms of the underwriting agreement. The underwriters agreed to waive their rights to the deferred underwriting commissions held in the Trust Account in the event Artemis does not complete a business combination within the prescribed time period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Effective as of July 14, 2022, Barclays resigned and withdrew from its role as financial and capital markets advisor to Artemis and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions. Effective as of July 20, 2022, BMO, one of the underwriters in the IPO, waived its entitlement to its portion of the deferred underwriting commissions in connection with the IPO.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that five are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules, namely Matthew Anfinson, Rodney Butler, Anna Massion, Andro Nodarse-León, and Leonard Wanger. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC required filings with the SEC for the period from January 4, 2021 (inception) through December 31, 2021 and of services rendered in connection with our initial public offering totaled $126,895. The aggregate fees billed by WithumSmith+Brown, PC required filings with the SEC for the fiscal year ended December 31, 2022 totaled $94,380.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from January 4, 2021 (inception) through December 31, 2021, the aggregate fees billed by WithumSmith+Brown, PC totaled $7,500. During the fiscal year ended December 31, 2022, the aggregate fees billed by WithumSmith+Brown, PC totaled $5,720.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements. Reference is made to the Index to the Financial Statements of Artemis Strategic Investment Corporation included in Item 8 of Part II above.
2.	All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Financial Statements or notes thereto.
3.	We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-4
Statements of Operations for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-5
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-6
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Artemis Strategic Investment Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Artemis Strategic Investment Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders' deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

PCAOB Number 100

ARTEMIS STRATEGIC INVESTMENT CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$160,940	$953,329
Prepaid expenses	106,495	450,708
Total Current Assets	267,435	1,404,037

Investments held in Trust Account	208,244,129	205,284,883
Total Assets	$208,511,564	$206,688,920

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,210,035	$396,587
Total Current Liabilities	6,210,035	396,587

Derivative warrant liabilities	2,712,450	9,856,706
Deferred underwriting fee payable	—	6,693,750
Total Liabilities	8,922,485	16,947,043

Commitments and Contingencies

Class A common stock; 20,125,000 shares subject to possible redemption at $10.31 and $10.20 per share at December 31, 2022 and December 31, 2021, respectively.	207,501,604	205,275,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(7,913,028)	(15,533,626)
Total Stockholders' Deficit	(7,912,525)	(15,533,123)
Total Liabilities, Class A common stock subject to redemption, and Stockholders' Deficit	$208,511,564	$206,688,920

The accompanying notes are an integral part of these financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
	For the Year	from January 4, 2021
	Ended	(Inception) Through
	December 31, 2022	December 31, 2021
Formation and general and administrative expenses	$6,469,453	$282,666
Loss from operations	(6,469,453)	(282,666)

Other income (expense)
Interest earned on investments held in trust account	3,070,568	9,883
Gain from recognition of deferred underwriting fee payable	326,138	—
Transaction costs allocated to warrant liabilities	—	(1,154,518)
Change in fair value of warrant liabilities	7,144,256	1,739,419
Total other income	10,540,962	594,784

Income before provision for income taxes	4,071,509	312,118
Provision for income taxes	591,919	—
Net income	$3,479,590	$312,118

Weighted average shares of Class A common stock outstanding, basic & diluted	20,125,000	4,947,859
Basic and diluted net income per share, Class A common stock	$0.14	$0.03
Weighted average shares of Class B common stock outstanding, basic & diluted	5,031,250	4,536,343
Basic and diluted net income per share, Class B common stock	$0.14	$0.03

The accompanying notes are an integral part of these financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	4,141,008	4,141,008
Net income	—	—	—	3,479,590	3,479,590
Balance – December 31, 2022	5,031,250	$503	$—	$(7,913,028)	$(7,912,525)

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,031,250	503	24,497	—	25,000
Forfeiture of Class B common stock from Sponsor	(1,618,434)	(162)	162	—	—
Sale of Class B common stock to Institutional Anchor Investors	1,618,434	162	647,954	—	648,116
Excess cash received over the fair value of the private warrants	—	—	4,220,000	—	4,220,000
Accretion of Class A common stock subject to possible redemption amount	—	—	(4,892,613)	(15,845,744)	(20,738,357)
Net income	—	—	—	312,118	312,118
Balance–December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)

The accompanying notes are an integral part of these financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period from
		January 4, 2021
	For the	(Inception)
	Year Ended	Through
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$3,479,590	$312,118
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust account	(3,070,568)	(9,883)
Change in fair value of warrant liabilities	(7,144,256)	(1,739,419)
Gain from derecognition of deferred underwriting fee payable	(326,138)	—
Transaction costs allocated to warrant liabilities	—	1,154,518
Formation and operating costs paid by Sponsor in exchange for issuance of Class B Common Stock	—	1,596
Formation and operating costs paid by promissory note	—	498
Adjustments to operating assets and liabilities:
Decrease (Increase) in prepaid expenses	344,213	(451,206)
Increase in accounts payable and accrued expenses	5,813,448	136,794
Net cash used in operating activities	(903,711)	(594,984)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(205,275,000)
Proceeds from Trust Account to pay for taxes	111,322	—
Net cash provided by (used in) investing activities	111,322	(205,275,000)

Cash flows from financing activities:
Proceeds from issuance of Units, net of underwriting discounts paid	—	197,425,000
Proceeds from issuance of Private Placement Warrants	—	10,000,000
Proceeds from issuance of Class B common stock to anchor investors	—	9,710
Proceeds from promissory note – related party	—	100,000
Payment of promissory note – related party	—	(162,892)
Payments for offering costs	—	(548,505)
Net cash provided by financing activities	—	206,823,313

Net change in cash	(792,389)	953,329
Cash at beginning of period	953,329	—
Cash at end of period	$160,940	$953,329

Supplemental disclosure of non-cash investing and financing activities
Offering costs paid by Sponsor in exchange for issuance of Class B Common Stock	$—	$23,404
Offering costs paid by promissory note	$—	$62,862
Deferred underwriting commissions in connection with the initial public offering	$—	$6,693,750
Offering costs included in accrued expenses	$—	$259,794
Derecognition of deferred underwriting fee payable allocated to Class A common stock	$6,717,612	$—

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), and subsequent to the IPO, identifying a target business to complete a Business Combination with, as well as activities in connection with the Proposed Business Combination which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $25,559,771 consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs. Effective as of July 14, 2022, Barclays Capital Inc. (“Barclays”) resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO Capital Markets Corp. (“BMO”) waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,020 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,407 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities.

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

On December 14, 2022, Komisium, Novibet, PubCo, Merger Sub and the Company entered into Amendment No. 2 to the Business Combination Agreement, which among other things provided for (i) the change of Pubco’s jurisdiction of incorporation from England and Wales to Jersey and (ii) clauses permitting Komisium to transfer up to 10% of the issued Novibet ordinary shares prior to the Closing Date.

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $160,940 in cash and a working capital deficit of $5,942,600.

The Company’s liquidity needs through December 31, 2022, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete a Business Combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had recognized a liability upon closing of its initial public offering in October 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claims to this deferred commission in July 2022. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the three and nine months ended September 30, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit.

Therefore, on March 30, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements as of and for the three and nine months ended September 30, 2022 (the “Third Quarter 10-Q”) should no longer be relied upon and that it is appropriate to restate the Third Quarter 10-Q. As such, this Annual Report contains the restated statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for the three and nine months ended September 30, 2022. Other than as described above, this Annual Report does not reflect adjustments for events occurring after the filing of the Third Quarter 10-Q except to the extent that they are otherwise required to be included and discussed herein.

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Statement of Operations:

	For the Three Months Ended September 30, 2022 (unaudited)
	As Previously	Restatement
	Reported	Adjustment	As Restated
Loss from operations	$722,149	$—	$722,149
Other income (expenses):
Gain from derecognition of deferred underwriting fee payable	7,043,750	(6,717,612)	326,138
Total other income (expenses)	7,831,954	(6,717,612)	1,114,342

Net income	$7,109,805	$(6,717,612)	$392,193

Basic and diluted weighted average shares outstanding - Class A common stock	20,125,000	—	20,125,000
Basic and diluted earnings per share - Class A common stock	$0.28	$(0.26)	$0.02
Basic and diluted weighted average shares outstanding - Class B common stock	5,031,250	—	5,031,250
Basic and diluted earnings per share - Class B common stock	$0.28	$(0.26)	$0.02

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously	Restatement
	Reported	Adjustment	As Restated
Loss from operations	$5,776,498	$—	$5,776,498
Other income (expenses):
Gain from derecognition of deferred underwriting fee payable	7,043,750	(6,717,612)	326,138
Total other income (expenses)	16,149,616	(6,717,612)	9,432,004

Net income	$10,373,118	$(6,717,612)	$3,655,506

Basic and diluted weighted average shares outstanding - Class A common stock	20,125,000	—	20,125,000
Basic and diluted earnings per share - Class A common stock	$0.41	$(0.26)	$0.15
Basic and diluted weighted average shares outstanding - Class B common stock	5,031,250	—	5,031,250
Basic and diluted earnings per share - Class B common stock	$0.41	$(0.26)	$0.15

Statement of Changes in Stockholders’ Deficit: (unaudited)

	Class B Common		Additional	Accumulated Deficit			Total
	Stock		Paid-In	As Previously	Restatement		Stockholders
	Shares	Amount	Capital	Reported	Adjustment	As Restated	Deficit
Balance – June 30, 2022	5,031,250	$503	$—	$(12,620,313)	—	$(12,620,313)	$(12,610,810)
Adjustment for accretion of Class A common stock subject to possible redemption amount	—	—	—	(1,265,293)	6,717,612	5,452,319	5,452,319
Net income	—	—	—	7,109,805	(6,717,612)	392,193	392,193
Balance – September 30, 2022	5,031,250	$503	$—	$(6,775,801)	$—	$(6,775,801)	$(6,775,298)

Statement of Cash Flows:

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously	Restatement
	Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$10,373,118	$(6,717,612)	$3,655,506
Adjustments to reconcile net income to net cash used in operating activities:
Gain from derecognition of deferred underwriting fee payable	(7,043,750)	6,717,612	(326,138)

Net change in cash	$(621,952)	$—	$(621,952)

Supplemental disclosure of noncash activities:
Gain from derecognition of deferred underwriting fee payable allocated to Class A common stock	$—	$6,717,612	$6,717,612

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of the U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

All of the 20,125,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Proposed Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Certificate of Incorporation provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, as of December 31, 2022 and December 31, 2021, 20,125,000 shares of Class A Common Stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2022 the Company had $1,316,585 of deferred income tax assets and at December 31, 2021, the Company's deferred income tax assets are deemed to be de minimis.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of common stock, one for each of its Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net Income per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Net Income is allocated to the Company’s Class A Common Stock and Class B Common Stock based on the relative shares outstanding for each class of common stock compared to the Company’s total shares outstanding. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s basic and diluted net income per share are calculated as follows:

For the	For the period from

	Year Ended	January 4, 2021 to
	December 31, 2022	December 31, 2021
Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$2,783,672	$162,830
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	4,947,859
Net income per share, Class A, basic and diluted	$0.14	$0.03

Class B Common Stock
Numerator: Net income allocable to Class B common stock	$695,918	$149,288
Denominator: Weighted Average Class B Common Stock, Basic and Diluted	5,031,250	4,536,343
Net income per share, Class B, basic and diluted	$0.14	$0.03

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs amounted to $25,559,771 (including deferred underwriting commissions of an aggregate of approximately $7,043,750 which, prior to the resignation of Barclays and waiver of fees by BMO, was to be paid to the underwriters of the IPO upon the completion of the Business Combination, but has been waived following their resignation and waiver, respectively).Of this amount, $13,158,021 was charged to stockholders’ deficit upon the completion of the Initial Public Offering, $10,897,232 was charged to temporary equity, and $1,154,518 was expensed due to allocating certain offering costs to the warrant liabilities. During the year ended December 31, 2022, the Company charged an additional $350,000 of deferred underwriting fees to temporary equity.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On January 5, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of January 5, 2023 or the completion of the Initial Public Offering. The outstanding balance under the Note of $162,892 was repaid at the closing of the Initial Public Offering . The Note is no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $120,000 and $30,000 in accordance with the terms of the agreement, during the year ended December 31, 2022 and for the period from January 4, 2021 (Inception) to December 31 2021, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Any repurchase by the Company of the Company’s stock that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, is generally expected to be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax on a redemption of Class A Common Stock or other stock of the Company in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Business Combination, extension or otherwise, (iii) the structure of a Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the Company and not by the redeeming holder. The imposition of the excise tax could cause a reduction in the cash available on hand to complete a Business Combination or for effecting redemptions and may affect the Company’s ability to complete a Business Combination, including the proposed Business Combination with Novibet.

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

As a result of the Barclays’ resignation letter and BMO’s waiver notice, the Company recorded a gain on derecognition of deferred underwriting fees payable of $326,138 within the accompanying statements of operations.

NOTE 8. WARRANT LIABILITIES

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

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of shares of Class A Common Stock issuable upon exercise of the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares of Class A Common Stock to holders seeking to exercise their warrants, unless the issuance of the shares of Class A Common Stock issuable upon such warrant exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

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

NOTE 9. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 20,125,000 shares of Class A Common Stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A Common Stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Fair Value of Public Warrants at Issuance	(5,816,125)
Offering Costs allocated to Class A common stock subject to possible redemption	(11,247,232)
Plus:
Accretion of Class A common stock subject to possible redemption amount	21,088,357
Class A common stock subject to possible redemption at December 31, 2021	$205,275,000
Accretion of Class A common stock subject to possible redemption amount,	(4,141,008)
Derecognition of deferred underwriting fee payable allocated to Class A common stock	6,717,612
Additional offering cost related to deferred underwriting fees	(350,000)
Class A common stock subject to possible redemption at December 31, 2022	$207,501,604

NOTE 10. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At December 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A Common Stock, $0.0001 par value per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2022 and

December 31, 2021, there were no shares of Class A Common Stock issued or outstanding, excluding 20,125,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock, $0.0001 par value per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there was 5,031,250 shares of Class B Common Stock issued and outstanding.

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

NOTE 11. INCOME TAXES

The Company had $1,316,585 of deferred tax assets as of December 31, 2022 and did not have any significant deferred tax assets or liabilities as of December 31, 2021.

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$1,316,585	$272,783
Total deferred tax asset	1,316,585	272,783
Valuation allowance	(1,316,585)	(272,783)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal:
Current	$591,919	$—
Deferred	(1,403,802)	(272,783)

State:
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,043,802	272,783
Income tax provision	$591,919	$—

As of December 31, 2022 or December 31, 2021, the Company did not have any material U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $1,043,802 and $272,783, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Tax effects of change in fair value of warrant liability	(37.2)%	(117.0)%
Gain on deferred underwriting	(1.7)%	—
Net operating loss	0.3%	—
Tax effects of transaction costs allocated to warrant liability	—	78.0%
Change in valuation allowance	32.1%	18.0%
Income tax provision	14.5%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 12. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$208,244,129
Liabilities:
Warrant liability – Public Warrants	1	$1,360,450
Warrant liability – Private Placement Warrants	2	$1,352,000

		December 31,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$205,284,883
Liabilities:
Warrant liability – Public Warrants	1	$4,943,706
Warrant liability – Private Placement Warrants	2	$4,913,000

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of December 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

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

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated events that have occurred up to the date the financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of March 30, 2022, by and among Artemis Strategic Investment Corporation, Komisium Limited, Logflex MT Holding Limited, Novibet PLC, and Novibet Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40855), filed with the SEC on March 30, 2022).

2.2

Amendment No. 1, dated September 2, 2022, to the Agreement and Plan of Reorganization, dated as of March 30, 2022, by and among Artemis Strategic Investment Corporation, Komisium Limited, Logflex MT Holding Limited, Novibet PLC, and Novibet Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40855), filed with the SEC on September 9, 2022).

2.3

Amendment No. 2, dated December 14, 2022, to the Agreement and Plan of Reorganization, dated as of March 30, 2022, by and among Artemis Strategic Investment Corporation, Komisium Limited, Logflex MT Holding Limited, Novibet PLC, and Novibet Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40855), filed with the SEC on December 15, 2022).

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K (File No. 001-40855), filed with the SEC on January 28, 2022).

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

64

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

10.12

Form of Investors Agreement, by and among Novibet PLC, Artemis Sponsor, LLC, and Komisium Limited (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form F-4/A (File No. 333-267340), filed with the SEC on December 15, 2022).

10.13

Sponsor Support Agreement, dated as of March 30, 2022, by and among Artemis Strategic Investment Corporation, Logflex MT Holding Limited, and Artemis Sponsor, LLC (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form F-4/A (File No. 333-267340), filed with the SEC on December 15, 2022).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1/A (File No. 333-253092) filed with the SEC on September 21, 2021).

24	Power of Attorney (included on signature page of this report).

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

65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	ARTEMIS STRATEGIC INVESTMENT CORPORATION

	By:	/s/ Thomas Granite
Name: Thomas Granite
Title: Chief Financial Officer, Treasurer and Secretary

/s/ Holly Gagnon Holly Gagnon	Co-Chief Executive Officer and Chairperson (Principal Executive Officer)	March 31, 2023

/s/ Philip Kaplan Philip Kaplan	Co-Chief Executive Officer and President (Principal Executive Officer)	March 31, 2023

/s/ Thomas Granite	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Thomas Granite

/s/ Matthew Anfinson Matthew Anfinson	Director	March 31, 2023

/s/ Rodney Butler Rodney Butler	Director	March 31, 2023

/s/ Anna Massion Anna Massion	Director	March 31, 2023

/s/ Andro Nodarse-León Andro Nodarse-León	Director	March 31, 2023

/s/ Leonard Wanger Leonard Wanger	Director	March 31, 2023

66