Form 10-Q
period 2023-03-31
Artemis Strategic Investment Corp
filed 2023-04-27
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 21, 2023, 20,125,000 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

I

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$53,406	$160,940
Prepaid expenses	72,995	106,495
Total Current Assets	126,401	267,435

Investments held in Trust Account	210,122,061	208,244,129
Total Assets	$210,248,462	$208,511,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,923,180	$6,210,035
Total Current Liabilities	6,923,180	6,210,035

Derivative warrant liabilities	1,203,750	2,712,450
Total Liabilities	8,126,930	8,922,485

Commitments and Contingencies

Class A common stock; 20,125,000 shares subject to possible redemption at $10.39 and $10.31 per share at March 31, 2023 and December 31, 2022, respectively	209,060,445	207,501,604

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	503	503
Additional paid-in capital	—	—
Accumulated deficit	(6,939,416)	(7,913,028)
Total Stockholders’ Deficit	(6,938,913)	(7,912,525)
Total Liabilities and Stockholders’ Deficit	$210,248,462	$208,511,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Formation and general and administrative expenses	$585,138	$4,272,433
Loss from operations	(585,138)	(4,272,433)

Other income
Interest earned on investments held in trust account	2,028,588	34,903
Change in fair value of warrant liabilities	1,508,700	2,983,294
Total other income	3,537,288	3,018,197

Income before provision for income taxes	2,952,150	(1,254,236)
Provision for income taxes	(419,697)	—
Net income/(loss)	$2,532,453	$(1,254,236)

Weighted average shares of Class A common stock outstanding, basic & diluted	20,125,000	20,125,000
Basic and diluted net income/(loss) per share, Class A common stock	$0.10	$(0.05)
Weighted average shares of Class B common stock outstanding, basic & diluted	5,031,250	5,031,250
Basic and diluted net income/(loss) per share, Class B common stock	$0.10	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	5,031,250	$503	$—	$(7,913,028)	$(7,912,525)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(1,558,841)	(1,558,841)
Net income	—	—	—	2,532,453	2,532,453
Balance – March 31, 2023 (unaudited)	5,031,250	$503	$—	$(6,939,416)	$(6,938,913)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)
Net loss	—	—		(1,254,236)	(1,254,236)
Balance – March 31, 2022 (unaudited)	5,031,250	$503	$—	$(16,787,862)	$(16,787,359)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income/(loss)	$2,532,453	(1,254,236)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(2,028,588)	(34,903)
Change in fair value of warrant liabilities	(1,508,700)	(2,983,294)
Adjustments to operating assets and liabilities:
Decrease in prepaid expenses	33,500	38,111
Increase in accounts payable and accrued expenses	713,145	3,915,128
Net cash used in operating activities	(258,190)	(319,194)

Cash flows from investing activities:
Proceeds from Trust Account to pay for taxes	150,656	—
Net cash provided by investing activities	150,656	—

Net change in cash	(107,534)	(319,194)
Cash at beginning of period	160,940	953,329
Cash at end of period	$53,406	$634,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), and subsequent to the IPO, identifying a target business to complete a Business Combination with, as well as activities in connection with the Proposed Business Combination which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $25,559,771 consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs . Effective as of July 14, 2022, Barclays Capital Inc. (“Barclays”) resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO Capital Markets Corp. (“BMO”) waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,020 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,407 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities. As a result of the Barclays’ resignation letter and BMO’s waiver notice, the Company recorded (i) a positive adjustment to stockholders’ deficit of $6,717,612 and (ii) a gain on derecognition of deferred underwriting fees payable of $326,138 within the accompanying statements of operation during the year ended December 31, 2022.

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $53,406 in cash and a working capital deficit of $6,796,779.

The Company’s liquidity needs through March 31, 2023, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2023, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete a Business Combination within 21 months of the closing of the Initial Public Offering, or July 4, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the 20,125,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Proposed Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Certificate of Incorporation provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, as of March 31, 2023 and December 31, 2022, 20,125,000 shares of Class A Common Stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had $1,589,736 and $1,316,585 of deferred income tax assets at March 31, 2023 and December 31, 2022, respectively, and a full valuation allowance at the end of each period.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s basic and diluted income/(loss) per share are calculated as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Class A Common Stock
Numerator: Net income/(loss) allocable to Class A Common Stock	$2,025,962	$(1,003,389)
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	20,125,000	20,125,000
Net income/(loss) per share, Class A , basic and diluted	$0.10	$(0.05)

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$506,491	$(250,847)
Denominator: Weighted Average Class B Common Stock, Basic and Diluted	5,031,250	5,031,250
Net income/(loss) per share, Class B, basic and diluted	$0.10	$(0.05)

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs amounted to $25,559,771 (including deferred underwriting commissions of an aggregate of approximately $7,043,750 which, prior to the resignation of Barclays and waiver of fees by BMO, was to be paid to the underwriters of the IPO upon the completion of the Business Combination, but has been waived following their resignation and waiver, respectively). As a result of the Barclays’ resignation letter and BMO’s waiver notice, the Company recorded (i) a positive adjustment to stockholders’ deficit of $6,717,612 and (ii) a gain on derecognition of deferred underwriting fees payable of $326,138 within the accompanying statements of operation during the year ended December 31, 2022. Of this amount, $13,158,021 was charged to stockholders’ deficit upon the completion of the Initial Public Offering, $10,897,232 was charged to temporary equity, and $1,154,518 was expensed due to allocating certain offering costs to the warrant liabilities. During the year ended December 31, 2022, the Company charged an additional $350,000 of deferred underwriting fees to temporary equity.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and paid $20,000 in accordance with the terms of the agreement, during the three months ended March 31, 2023 and incurred and paid $30,000 in accordance with the terms of the agreement during the three months ended March 31, 2022.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) became law, which, among other things, imposes a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “covered corporation”). The excise tax will apply to repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change. Because we are a Delaware corporation and our securities are trading on Nasdaq, it is expected that we will be a “covered corporation” for this purpose, and it is expected that we will be subject to the excise tax with respect to any redemptions of Class A Common Stock in connection with the Proposed Business Combination that are treated as repurchases for this purpose.

The extent of the excise tax that may be incurred would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Proposed Business Combination, (iii) the nature and amount of the equity issued, if any, by us in connection with the Proposed Business Combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. Although issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase, absent the issuance of applicable guidance, it is not currently expected that this reduction would be available with respect to redemptions of Class A Common Stock by us and the issuance of shares in connection with the Proposed Business Combination. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased, and only limited guidance on the mechanics of any required reporting and payment of the excise tax on which taxpayers may rely have been issued to date. The imposition of the excise tax could reduce the amount of cash available to us for effecting the redemptions of Class A Common Stock, and could reduce the cash on hand for us (and PubCo immediately following the Proposed Business Combination) to fund operations and to make distributions to shareholders.

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

As a result of the Barclays’ resignation letter and BMO’s waiver notice, the Company recorded a gain on derecognition of deferred underwriting fees payable of $326,138 within the Statement of Operations and $6,717,612 was recorded as an adjustment for accretion of Class A common stock subject to possible redemption amount for the year ended December 31, 2022.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 20,125,000 shares of Class A Common Stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A Common Stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Fair Value of Public Warrants at Issuance	(5,816,125)
Offering Costs allocated to Class A common stock subject to possible redemption	(11,247,232)
Plus:
Accretion of Class A common stock subject to possible redemption amount	21,088,357
Class A common stock subject to possible redemption at December 31, 2021	205,275,000
Accretion of Class A common stock subject to possible redemption amount	(4,141,008)
Derecognition of deferred underwriting fee payable allocated to Class A common stock	6,717,612
Additional offering cost related to deferred underwriting fees	(350,000)
Class A common stock subject to possible redemption at December 31, 2022	207,501,604
Accretion of Class A common stock subject to possible redemption amount	1,558,841
Class A common stock subject to possible redemption at March 31, 2023	$209,060,445

NOTE 9. STOCKHOLDER’S DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At March 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A Common Stock, $0.0001 par value per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Class A Common Stock issued or outstanding, excluding 20,125,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock, $0.0001 par value per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there was 5,031,250 shares of Class B Common Stock issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2023
Assets:
Investments held in Trust Account	1	$210,122,061
Liabilities:
Warrant liability – Public Warrants	2	$603,750
Warrant liability – Private Placement Warrants	2	$600,000

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account	1	$208,244,129
Liabilities:
Warrant liability – Public Warrants	1	$1,360,450
Warrant liability – Private Placement Warrants	2	$1,352,000

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of March 31, 2023 and December 31, 2022, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination with Novibet

On March 30, 2022, the Company entered into the Business Combination Agreement, with Komisium, Novibet, PubCo and Merger Sub, which was subsequently amended on September 2, 2022, and December 14, 2022 which provides for, among other things, (i) the Share Exchange and (ii) the Merger.

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

For more information about the Business Combination Agreement and the Proposed Business Combination, see the Registration Statement on Form F-4 filed by PubCo on September 9, 2022, as amended (the “Registration Statement”). Unless specifically statement, this Quarterly Report does not give effect to the proposed business combination and does not detail the risks associated with the Proposed Business Combination. Such risks and effects are set forth in the Registration Statement.

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

For the three months ended March 31, 2023, we had net income of $2,532,453, which consisted of $585,138 of operating costs, provision for income taxes of $419,697, offset by non-cash gains of $1,508,700 related to change in fair value of warrant liabilities and interest income of $2,028,588.

For the three months ended March 31, 2022, we had a net loss of $1,254,236, which consisted of $4,272,433 of operating costs, offset by non-cash gains of $2,983,294 related to change in fair value of warrant liabilities and interest income of $34,903.

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

For the three months ended March 31, 2023, cash used in operating activities was $258,090. Net income of $2,532,453 was affected by non-cash gains of $1,508,700 related to changes in the fair value of warrant liabilities, interest income of $2,028,588 and changes in operating assets and liabilities.

As of March 31, 2023, we had cash of $53,406 and investments of $210,122,061 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Refer to Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s critical accounting estimates and consideration of recently issued accounting pronouncements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. As previously disclosed, on March 30, 2023, our management and the audit committee of our board of directors concluded that our previously issued unaudited interim financial statements included in our Quarterly Report for the quarter ended September 30, 2022 should no longer be relied upon due to an error in the accounting for the waiver of the deferred underwriting fee by the underwriters of our IPO. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management did implement changes in internal control over financial reporting during second quarter of 2023 designed to remediate a material weakness.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

Date: April 27, 2023	/s/ Holly Gagnon
	Name:	Holly Gagnon
	Title:	Co-Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Thomas Granite
	Name:	Thomas Granite
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)