Form 10-Q
period 2023-06-30
Artemis Strategic Investment Corp
filed 2023-08-10
CIK 1839990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, 5,524,843 shares of Class A common stock, par value $0.0001 per share, and 1,618,434 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

I

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$51,409	$160,940
Prepaid expenses	35,000	106,495
Investments held in Trust Account	189,038,189	—
Total Current Assets	189,124,598	267,435

Investments held in Trust Account	22,060,895	208,244,129
Total Assets	$211,185,493	$208,511,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,086,211	$6,210,035
Amounts due to redeemed Class A common stockholders	189,038,189	—
Total Current Liabilities	196,124,400	6,210,035

Derivative warrant liabilities	583,819	2,712,450
Total Liabilities	196,708,219	8,922,485

Commitments and Contingencies

Class A common stock; 2,112,027 and 20,125,000 shares subject to possible redemption at $10.09 and $10.31 per share at June 30, 2023 and December 31, 2022, respectively	21,313,499	207,501,604

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,412,816 shares issued and outstanding at June 30, 2023 and none issued or outstanding at December 31, 2022	341	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,618,434 shares issued and outstanding at June 30, 2023 and 5,031,250 shares issued and outstanding at December 31, 2022	162	503
Additional paid-in capital	—	—
Accumulated deficit	(6,836,728)	(7,913,028)
Total Stockholders’ Deficit	(6,836,225)	(7,912,525)
Total Liabilities and Stockholders’ Deficit	$211,185,493	$208,511,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and general and administrative expenses	$227,545	$781,914	$812,684	$5,054,348
Loss from operations	(227,545)	(781,914)	(812,684)	(5,054,348)

Other income
Interest earned on investments held in trust account	1,807,023	231,675	3,835,611	266,579
Change in fair value of warrant liabilities	619,931	5,067,788	2,128,631	8,051,082
Total other income	2,426,954	5,299,463	5,964,242	8,317,661

Income before provision for income taxes	2,199,409	4,517,549	5,151,558	3,263,313
Provision for income taxes	(805,478)	—	(1,225,175)	—
Net income	$1,393,931	$4,517,549	$3,926,383	$3,263,313

Weighted average shares of Class A common stock outstanding, basic & diluted	19,588,855	20,125,000	19,745,490	20,125,000
Basic and diluted net income per share, Class A common stock	$0.06	$0.18	$0.16	$0.13
Weighted average shares of Class B common stock outstanding, basic & diluted	4,902,371	5,031,250	4,938,965	5,031,250
Basic and diluted net income per share, Class B common stock	$0.06	$0.18	$0.16	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	—	5,031,250	$503	$—	$(7,913,028)	$(7,912,525)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	(1,558,841)	(1,558,841)
Net income	—	—	—	—	—	2,532,453	2,532,453
Balance – March 31, 2023 (unaudited)	—	—	5,031,250	503	—	(6,939,416)	(6,938,913)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	(1,291,243)	(1,291,243)
Conversion of Class B common stock to Class A common stock	3,412,816	341	(3,412,816)	(341)	—	—	—
Net income	—	—	—	—	—	1,393,931	1,393,931
Balance – June 30, 2023 (unaudited)	3,412,816	$341	1,618,434	$162	$—	$(6,836,728)	$(6,836,225)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	5,031,250	$503	$—	$(15,533,626)	$(15,533,123)
Net loss	—	—	—	(1,254,236)	(1,254,236)
Balance – March 31, 2022 (unaudited)	5,031,250	503	—	(16,787,862)	(16,787,359)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	(350,000)	(350,000)
Net income	—	—	—	4,517,549	4,517,549
Balance – June 30, 2022 (unaudited)	5,031,250	$503	$—	$(12,620,313)	$(12,619,810)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTEMIS STRATEGIC INVESTMENT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$3,926,383	$3,263,313
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(3,835,611)	(266,579)
Change in fair value of warrant liabilities	(2,128,631)	(8,051,082)
Adjustments to operating assets and liabilities:
Decrease in prepaid expenses	71,495	155,725
Increase in accounts payable and accrued expenses	876,176	4,442,366
Net cash used in operating activities	(1,090,188)	(456,257)

Cash flows from investing activities:
Proceeds from Trust Account to pay for taxes	980,657	—
Net cash provided by investing activities	980,657	—

Net change in cash	(109,531)	(456,257)
Cash at beginning of period	160,940	953,329
Cash at end of period	$51,409	$497,072
Non-cash investing and financing activities:
Amounts due to redeemed Class A common stockholders	$189,038,189	$—
Cash paid for income taxes	$750,000	$—

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity since inception relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), and subsequent to the IPO, identifying a target business to complete a Business Combination with, as well as activities in connection with the Proposed Business Combination which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $25,559,771 consisting of $3,825,000 of underwriting fees, $7,043,750 of deferred underwriting commissions, $13,796,426 of offering costs related to the fair value of the Founder Shares issued to certain Institutional Anchor Investors and $894,595 of other offering costs . Effective as of July 14, 2022, Barclays Capital Inc. (“Barclays”) resigned and withdrew from its role as financial advisor and capital markets advisor to the Company and waived its entitlement to all fees in connection with the Business Combination, including its portion of the deferred underwriting commissions in the amount of approximately $4,578,438. Effective as of July 20, 2022, BMO Capital Markets Corp. (“BMO”) waived its entitlement to its portion of the deferred underwriting commissions in the amount of approximately $2,465,312. Offering costs related to the Founder Shares amounted to $13,796,426, of which $13,158,021 were charged to stockholders’ equity/(deficit) upon the completion of the Initial Public Offering and $638,405 were expensed to the statements of operations and included in transaction costs allocated to warrant liabilities. As a result of the Barclays’ resignation letter and BMO’s waiver notice, the Company recorded (i) a positive adjustment to stockholders’ deficit of $6,717,612 and (ii) a gain on derecognition of deferred underwriting fees payable of $326,138 within the accompanying statements of operation during the year ended December 31, 2022.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company will be required to seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

On June 29, 2023, the Company held a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”). At the 2023 Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s third amended and restated certificate of incorporation (the “Certificate of Incorporation”) to provide the Company with the right to extend the date by which the Company must consummate its initial business combination (the “Extension”), from July 4, 2023 to October 4, 2023 (the “Extended Date”) and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to six additional times, or a total of up to nine months total, up to April 4, 2024 (the “Extension Amendment Proposal”). In connection with the Extension, the Sponsor agreed to deposit into the Trust Account as a loan, (i) on July 5, 2023, an amount equal to the lesser of (x) $180,000 or (y) $0.105 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to further extend the date by which the Company must consummate a business combination for an additional month, for each additional month up to April 4, 2024, an amount equal to the lesser of (x) $60,000 or (y) $0.035 per public share multiplied by the number of public shares outstanding. The Company’s stockholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Certificate of Incorporation to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination. The Company’s stockholders also approved a proposal (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal and Redemption Limitation Amendment Proposal, the “Charter Amendment Proposals”) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share, to convert such shares into Class A common stock, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, (other than the Company’s independent registered public accounting firm) prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On June 2, 2023, the Company informed Novibet, Komisium, and the other parties to the Business Combination Agreement of its decision to terminate the Business Combination Agreement, with immediate effect. The termination was made pursuant to the Business Combination Agreement. In addition, pursuant to the Sponsor Support Agreement, the termination of the Business Combination Agreement also terminated the Sponsor Support Agreement.

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had $51,409 in cash and a working capital deficit of $6,999,802.

The Company’s liquidity needs through June 30, 2023, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company

Working Capital Loans (defined below, see Note 5). As of June 30, 2023, there were no amounts outstanding under the Working Capital Loans. The Company’s management plans to continue its efforts to complete a Business Combination, which includes the Company’s most recent announcement related to a Definitive Merger Agreement with Danam Health, Inc., via Form 8-K filed with the SEC on Monday August 7th, 2023.

If the Company’s funds are insufficient to meet the expenditures required for operating its business in the attempt to find a Business Combination or in the event that an initial Business Combination is not consummated, the Company will likely need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 4, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In connection with the vote to approve the Charter Amendment Proposals, the holders of 18,012,973 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share (the “Redemptions”), for an aggregate redemption amount of approximately $189 million.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the 20,125,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Proposed Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. As of June 30, 2023 and December 31, 2022, 2,112,027 and 20,125,000 shares of Class A common Stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company had $1,589,736 and $1,316,585 of deferred income tax assets at June 30, 2023 and December 31, 2022, respectively, and a full valuation allowance at the end of each period.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

As of June 30, 2023 and December 31, 2022, income taxes payable of $647,396 and $591,919, respectively, are included in accounts payable and accrued expenses on the Company’s condensed balance sheet.

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

On June 29, 2023, the Company issued an aggregate of 3,412,816 shares of non-redeemable Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares ("Founder Share Conversion"). The 3,412,816 shares of non-redeemable Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion (see Note 5).

The Company’s basic and diluted income/(loss) per share are calculated as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Class A Common Stock
Numerator: Net income/(loss) allocable to Class A Common Stock	$1,115,145	$3,614,039	$3,141,106	$2,610,650
Denominator: Weighted Average Class A Common Stock, Basic and Diluted	19,588,855	20,125,000	19,745,490	20,125,000
Net income/(loss) per share, Class A , basic and diluted	$0.06	$0.18	$0.16	$0.13

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B common stock	$278,786	$903,510	785,277	652,662
Denominator: Weighted Average Class B Common Stock, Basic and Diluted	4,902,371	5,031,250	4,938,965	5,031,250
Net income/(loss) per share, Class B, basic and diluted	$0.06	$0.18	$0.16	$0.13

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

On June 29, 2023, the Company issued an aggregate of 3,412,816 shares of non-redeemable Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares (“Founder Share Conversion”). The 3,412,816 shares of non-redeemable Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, as described above.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Proposed Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in accordance with the terms of the agreement during the three months ended June 30, 2023, incurred $60,000 and paid $20,000 in accordance with the terms of the agreement, during the six months ended June 30, 2023 and incurred and paid $30,000 and $60,000 in accordance with the terms of the agreement during the three and six months ended June 30, 2022, respectively.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) became law, which, among other things, imposes a 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations (each, a “covered corporation”). The excise tax will apply to repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change. Because the Company is a Delaware corporation its securities are trading on Nasdaq, it is expected that the Company will be a “covered corporation” for this purpose, and it is expected that the Company will be subject to the excise tax with respect to any redemptions of Class A Common Stock in connection with the Proposed Business Combination that are treated as repurchases for this purpose.

The extent of the excise tax that may be incurred would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the Proposed Business Combination, (iii) the nature and amount of the equity issued, if any, by us in connection with the Proposed Business Combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. Although issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase, absent the issuance of applicable guidance, it is not currently expected that this reduction would be available with respect to redemptions of Class A Common Stock by the Company and the issuance of shares in connection with the Proposed Business Combination. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which shares are repurchased, and only limited guidance on the mechanics of any required reporting and payment of the excise tax on which taxpayers may rely have been issued to date. The imposition of the excise tax could reduce the amount of cash available the Company us for effecting the redemptions of Class A Common Stock, and could reduce the cash on hand for the Company (and PubCo immediately following the Proposed Business Combination) to fund operations and to make distributions to stockholders.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 20,125,000 shares of Class A Common Stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A Common Stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Fair Value of Public Warrants at Issuance	(5,816,125)
Offering Costs allocated to Class A common stock subject to possible redemption	(11,247,232)
Plus:
Accretion of Class A common stock subject to possible redemption amount	21,088,357
Class A common stock subject to possible redemption at December 31, 2021	205,275,000
Accretion of Class A common stock subject to possible redemption amount	(4,141,008)
Derecognition of deferred underwriting fee payable allocated to Class A common stock	6,717,612
Additional offering cost related to deferred underwriting fees	(350,000)
Class A common stock subject to possible redemption at December 31, 2022	207,501,604
Accretion of Class A common stock subject to possible redemption amount	1,558,841
Class A common stock subject to possible redemption at March 31, 2023	209,060,445
Accretion of Class A common stock subject to possible redemption amount	1,291,243
Redemption of Class A common stock on June 29, 2023	(189,038,189)
Class A common stock subject to possible redemption at June 30, 2023	$21,313,499

NOTE 9. STOCKHOLDER’S DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. At June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A Common Stock, $0.0001 par value per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2022, there were no shares of Class A Common Stock issued or outstanding, excluding 20,125,000 shares of Class A Common Stock subject to possible redemption. On June 29, 2023, the Company issued an aggregate of 3,412,816 shares of non-redeemable Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 3,412,816 shares of non-redeemable Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion (see Note 5). In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, the holders of 18,012,973 shares of Class A Common Stock elected to redeem their shares from the Trust Account for approximately $10.49 per share, or an aggregate of approximately $189 million. These shares were subsequently redeemed on July 10, 2023 (see Note 11).

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock, $0.0001 par value per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At December 31, 2022, there were 5,031,250 shares of Class B Common Stock issued and outstanding. On June 29, 2023, an aggregate of 3,412,816 shares of Class B Common Stock were converted on a one-for-one basis into shares of non-redeemable Class A Common Stock as a result of Founder Share Conversion as described in the paragraph above (see Note 5). Following the Founder Share Conversion and the Redemptions, 1,618,434 shares of Class B Common Stock issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2023
Assets:
Investments held in Trust Account, current	1	$189,038,189
Investments held in Trust Account, noncurrent	1	$22,060,895
Liabilities:
Warrant liability – Public Warrants	2	$292,819
Warrant liability – Private Placement Warrants	2	$291,000

		December 31,
Description	Level	2022
Assets:
Investments held in Trust Account	1	$208,244,129
Liabilities:
Warrant liability – Public Warrants	1	$1,360,450
Warrant liability – Private Placement Warrants	2	$1,352,000

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants was the equivalent to that of the Public Warrants as they had substantially the same terms; however, they are not actively traded, as such are listed as a Level 2 in the hierarchy table above.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated events that have occurred up to the date the unaudited condensed financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 9 and the following:

On July 5, 2023, the Company and Sponsor entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”). Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor will make a cash contribution (the “Capital Contribution”) to Sponsor in an aggregate amount of $1 million, as follows: (i) an initial tranche of $400,000, to be paid within two business days of the date of the Subscription Agreement, but no later than July 5, 2023, (ii) a second tranche of $300,000, to be paid within two business days of the Company and Sponsor entering into a definitive agreement for the Company’s initial business combination, and (iii) a third tranche, subject to written approval of the Company, of $300,000, to be paid within two business days of the Company submitting both an initial registration statement on Form S-4 with the SEC and amendments to such registration statement in response to comment letters from the SEC.
●	The Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination (the “De-SPAC Closing”). The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock of the Company (“Class A common stock”) at a rate of one share of Class A common stock for each $10 of the Capital Contribution.
●	In consideration for the Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor one share of Class A common stock for each dollar of the Capital Contribution funded by the Investor. The Company agreed that such shares will not be subject to transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and will be registered as part of any registration statement to be filed in connection with the business combination or, if no such registration statement is filed, will be registered as part of the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing, which will be filed no later than 30 days after the De-SPAC Closing and be declared effective no later than 90 days after the De-SPAC Closing.
●	If the SPAC or Sponsor defaults in its obligations under the Subscription Agreement and such default continues for a period of five business days following written notice, Sponsor agreed to immediately transfer to Investor 100,000 shares of Class A common stock and an additional 100,000 shares of Class A common stock each month thereafter until the default is cured, up to a maximum of 1 million shares of Class A common stock, subject to a 19.9% beneficial ownership limitation set forth in the Subscription Agreement.
●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

On July 5, 2023, the Sponsor advanced $400,000 to the Company, of which $180,000 was contributed to the Trust Account for the initial three-month period of the extension.

On July 31, 2023, Thomas Granite resigned from his role as Chief Financial Officer position with the Company. On August 3, 2023, the board of directors of the Company appointed Philip Kaplan, the Company’s current Co-Chief Executive Officer and President, as the Principal Financial and Accounting Officer of the Company, succeeding Thomas Granite.

On August 7, 2023, the Company and Danam Health, Inc. announced the execution of a Definitive Merger Agreement. Danam Health, Inc. is a health services technology and pharmaceutical distribution company pioneering an ecosystem model designed to empower various stakeholders in the prescription journey and patient medication compliance aspects of healthcare.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Annual Report on Form 10-K as filed with the SEC on June 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For more information about the Business Combination Agreement and the Proposed Business Combination, see the Registration Statement on Form F-4 filed by PubCo on September 9, 2022, as amended (the “Registration Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed business combination and does not detail the risks associated with the Proposed Business Combination. Such risks and effects are set forth in the Registration Statement. On June 2, 2023, the Company informed Novibet, Komisium, and the other parties to the Business Combination Agreement of its decision to terminate the Business Combination Agreement, with immediate effect. The termination was made pursuant to the Business Combination Agreement. In addition, pursuant to the Sponsor Support Agreement, the termination of the Business Combination Agreement also terminated the Sponsor Support Agreement.

Extension of Our Combination Period and Founder Share Conversion

We initially had until July 4, 2023 to consummate our initial Business Combination. On June 29, 2023, we held the 2023 Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 18,012,973 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $ 10.49 per share, for an aggregate redemption amount of approximately $189 million.

Following approval of the Founder Share Amendment Proposal, on June 29, 2023, we issued an aggregate of 3,412,816 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 3,412,816 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and Redemptions, there were 5,524,843 shares of Class A Common Stock issued and outstanding and 1,618,434 share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion, the Sponsor holds approximately 47.8% of the issued and outstanding Class A common stock.

Recent Developments

On June 29, 2023, at the 2023 Special Meeting, the Company’s stockholders approved an extension of time for the Company to consummate the Business Combination from July 4, 2023 to October 4, 2023 (or such shorter period of time as determined by the Company’s board of directors) (the “Extension”). In connection with the Extension, the Sponsor agreed to deposit into the Trust Account as a loan, (i) on July 5, 2023, an amount equal to the lesser of (x) $180,000 or (y) $0.105 per public share multiplied by the number of public shares outstanding, and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to further extend the date by which the Company must consummate a business combination for an additional month, for each additional month up to April 4, 2024, an amount equal to the lesser of (x) $60,000 or (y) $0.035 per public share multiplied by the number of public shares outstanding.

On July 5, 2023, the Company and Sponsor entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”). Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor will make a cash contribution (the “Capital Contribution”) to Sponsor in an aggregate amount of $1 million, as follows: (i) an initial tranche of $400,000, to be paid within two business days of the date of the Subscription Agreement, but no later than July 5, 2023, (ii) a second tranche of $300,000, to be paid within two business days of the Company and Sponsor entering into a definitive agreement for the Company’s initial business combination, and (iii) a third tranche, subject to written approval of the Company, of $300,000, to be paid within two business days of the Company submitting both an initial registration statement on Form S-4 with the SEC and amendments to such registration statement in response to comment letters from the SEC.
●	The Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination (the “De-SPAC Closing”). The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock of the Company (“Class A common stock”) at a rate of one share of Class A common stock for each $10 of the Capital Contribution.
●	In consideration for the Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor one share of Class A common stock for each dollar of the Capital Contribution funded by the Investor. The Company agreed that such shares will not be subject to transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and will be registered as part of any registration statement to be filed in connection with the business combination or, if no such registration statement is filed, will be registered as part of the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing, which will be filed no later than 30 days after the De-SPAC Closing and be declared effective no later than 90 days after the De-SPAC Closing.
●	If the SPAC or Sponsor defaults in its obligations under the Subscription Agreement and such default continues for a period of five business days following written notice, Sponsor agreed to immediately transfer to Investor 100,000 shares of Class A common stock and an additional 100,000 shares of Class A common stock each month thereafter until the default is cured, up to a maximum of 1 million shares of Class A common stock, subject to a 19.9% beneficial ownership limitation set forth in the Subscription Agreement.
●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

On July 5, 2023, 2023, the Sponsor advanced $400,000 to the Company, of which $180,000 was contributed to the Trust Account for the initial three-month period of the extension.

The foregoing description of the Subscription Agreement is a summary only and is qualified in its entirety by reference to the full text of the Subscription Agreement, a copy of which was provided to the Current Report on Form 8-K filed with the SEC on July 6, 2023.

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

For the three months ended June 30, 2023, we had net income of $1,393,931, which consisted of $227,545 of operating costs, offset by non-cash gains of $619,931 related to change in fair value of warrant liabilities and interest income of $1,807,023.

For the six months ended June 30, 2023, we had net income of $3,926,383, which consisted of $812,684 of operating costs, offset by non-cash gains of $2,128,631 related to change in fair value of warrant liabilities and interest income of $3,835,611.

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

With the Extension Amendment Proposal approved by the Company’s stockholders at the 2023 Special Meeting, the Company plans to continue its efforts to complete a Business Combination by October 4, 2023, with extensions up to April 4, 2024 by resolution of the Company’s board of directors.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 4, 2023 or April 4, 2024 if extensions are exercised. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,090,188. Net income of $3,926,383 was affected by non-cash gains of $2,128,631 related to changes in the fair value of warrant liabilities, interest income of $3,835,611 and changes in operating assets and liabilities of $947,671.

As of June 30, 2023, we had cash of $51,409 and investments of $211,099,084 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. As previously disclosed, on March 30, 2023, our management and the audit committee of our board of directors concluded that our previously issued unaudited interim financial statements included in our Quarterly Report for the quarter ended September 30, 2022 should no longer be relied upon due to an error in the accounting for the waiver of the deferred underwriting fee by the underwriters of our IPO. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management did implement changes in internal control over financial reporting during the second quarter of 2023 designed to remediate a material weakness.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on June 30, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on June 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 5, 2023, the Company and Sponsor entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”). Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor will make a cash contribution (the “Capital Contribution”) to Sponsor in an aggregate amount of $1 million, as follows: (i) an initial tranche of $400,000, to be paid within two business days of the date of the Subscription Agreement, but no later than July 5, 2023, (ii) a second tranche of $300,000, to be paid within two business days of the Company and Sponsor entering into a definitive agreement for the Company’s initial business combination, and (iii) a third tranche, subject to written approval of the Company, of $300,000, to be paid within two business days of the Company submitting both an initial registration statement on Form S-4 with the SEC and amendments to such registration statement in response to comment letters from the SEC.
●	The Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination (the “De-SPAC Closing”). The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock of the Company (“Class A common stock”) at a rate of one share of Class A common stock for each $10 of the Capital Contribution.
●	In consideration for the Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor one share of Class A common stock for each dollar of the Capital Contribution funded by the Investor. The Company agreed that such shares will not be subject to transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and will be registered as part of any registration statement to be filed in connection with the business combination or, if no such registration statement is filed, will be registered as part of the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing, which will be filed no later than 30 days after the De-SPAC Closing and be declared effective no later than 90 days after the De-SPAC Closing.
●	If the SPAC or Sponsor defaults in its obligations under the Subscription Agreement and such default continues for a period of five business days following written notice, Sponsor agreed to immediately transfer to Investor 100,000 shares of Class A common stock and an additional 100,000 shares of Class A common stock each month thereafter until the default is cured, up to a maximum of 1 million shares of Class A common stock, subject to a 19.9% beneficial ownership limitation set forth in the Subscription Agreement.
●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

The foregoing description of the Subscription Agreement is a summary only and is qualified in its entirety by reference to the full text of the Subscription Agreement, a copy of which was provided to the Current Report on Form 8-K filed with the SEC on July 6, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 29, 2023, we held the 2023 Special Meeting and approved, among other things, the Charter Amendment Proposals, which (i) extended the date by which the Company must consummate its initial business combination (the “Extension”), from July 4, 2023 to October 4, 2023 (the “Extended Date”) and to allow the Company, without another stockholder vote, by resolution of the Company’s board of directors, to elect to further extend the Extended Date in one-month increments up to six additional times, or a total of up to nine months total, up to April 4, 2024; (ii) amended the Certificate of Incorporation to eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination; and (iii) provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 per share, to convert such shares into Class A common stock, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. In connection with the vote to approve the Charter Amendment Proposals, the holders of 18,012,973 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $189 million.

The following table contains monthly information about the redemption of our equity securities for the three months ended June 30, 2023:

(d) Maximum number
(or approximate dollar
			(c) Total number of	value) of shares (or units)
	(a) Total		shares (or units)	that may yet be
	number of	(b) Average	purchased as part of	purchased under
	shares (or units)	price paid per share	publicly announced	the plans or
Period	purchased	(or unit)	plans or programs	programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	18,012,973	$10.49	—	—

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

ARTEMIS STRATEGIC INVESTMENT CORPORATION

Date: August 10, 2023	/s/ Holly Gagnon
	Name:	Holly Gagnon
	Title:	Co-Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Philip Kaplan
	Name:	Philip Kaplan
	Title:	Co-Chief Executive Officer and President
(Principal Financial and Accounting Officer)